Form 10QSB
period 2007-06-30
Organic Sales & Marketing Inc
filed 2007-08-20
CIK 1354030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______
               Commission file number 0-3338

                        ORGANIC SALES AND MARKETING, INC.
ed in its Charter)

               Delaware

               Delaware                                  33-1069593
       (State or other Jurisdiction of                 (IRS Employer
       Incorporation or Organization)                Identification No.)

                         114 Broadway, Raynham, MA 02767
                         -------------------------------
                     (Address of Principal Executive Office)

                                 (508) 823-1117
                                 --------------
               (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes ___    No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                               Yes ___    No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                                                               Yes ___    No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,359,426 - common stock
Transitional Small Business Disclosure Format (Check one):     Yes ___    No X

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Item 1. Financial Statements.

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the nine months ended June 30, 2007, and inception to June 30, 2007.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2006 as contained in Registrant's Form 10SB/A registration statement.

      The results reflected for the nine months ended June 30, 2007 are not necessarily indicative of the results for the entire fiscal year.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                           Forward Looking Statements

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition, which are based upon our financial statements. The discussion should be read in conjunction with our financial statements and notes thereto, appearing in this Report.

The preparation of these financial statements requires us to make estimates and judgments that may affect the reported amount of assets and liabilities, revenues and expenses, and the related disclosure of such contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

This Report also contains forward-looking statements that involve risks and uncertainties, which may include statements about our:

      o     Business strategy

      o     Expansion of our manufacturing capabilities

      o     Plans for entering into collaborative agreements

      o Anticipated sources of funds, to finance our operations following the date of this Report

      o Plans, objectives, expectations and intentions contained in this prospectus that are not historical fact

The following words and financial projections contain figures related to plans, expectations, future results, performance, events or other matters that are "forward-looking statements". When used in the Plan of Operations, words such as "estimate", "project", "intend", "expect", "anticipate", and other similar expressions are intended to identify forward-looking statements. Such statements involve numerous risks and uncertainties, including, but not limited to, the science of organics, the development of the Company's products, markets for those products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of the Plan of Operations. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters that may occur.

                              A. PLAN OF OPERATIONS

Since its inception in August 2003, the Company has been involved in the development and acquisition of a wide variety of organic-based products to be initially sold to retail supermarkets, convenience stores, colleges and universities, laboratories, national pharmacies, lawn and garden centers and the funeral industry. In addition, new markets being pursued include costume jewelry, sporting goods, optical, hobby and craft, health and beauty, footwear, automotive, and boating.

The Company searches out small companies that have excellent organic products, and through our own private label, seeks to brings them to market at the retail, wholesale or internet level.

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by a startup company must be considered when evaluating the Company's prospects. The Company's plan of operating for the next twelve months is to further develop its product line while seeking alliances with manufacturers, retail outlets, sales representatives and distributors. Management believes that its existing funds in combination with funds raised in a contemplated minimum of $3 million in an equity offering and combined with revenues generated by its operations will be sufficient to fund its operations for more than the next 24 months. However, there is no guarantee that the Company will be able to raise sufficient capital. In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. The operating expenses cannot be predicted with certainly. They will depend on several factors, including, but not limited to, marketing expenses, acceptance of the Company's products in the market and competition for such products. Management has no competent basis for projecting the increase in revenue required to sustain operations as anticipated above. Such assumptions are based almost entirely on the valuable relationships that the Company has forged which it believes will translate into operating revenues. It is stressed that these assumptions are not at all based on firm commitments from customers or on other tangible evidence.

The Company currently is in the process of acquiring, developing and introducing its products to the market. It has acquired and developed approximately 25 different organic non-food products. It has already received and is fulfilling orders for its new Dragonfly, Organix(TM) Organic- based cleaners from Shaws Supermarkets (150 stores), Hannaford Supermarkets (110 stores), and the Boston, Mass. Transit Authority. The Company anticipates that it will be able to launch its organic fertilizer products in approximately 3 - 6 months under its Mother Natures Cuisine(TM) and/or Garden Guys private label. While the Company believes that it will comply with this schedule, if it is unsuccessful in raising additional capital, the probability of the Company meeting the schedule will be adversely affected.

The Company is currently in the process of rolling out its product line to an expanding customer base. Over the course of 2007 and 2008, sales will ratchet themselves up as new customers come on board and reorders start to come in. Without taking into consideration new customer orders recently received the Company projects a net loss of ($764,000) in calendar 2007, a net profit of $362,000 in calendar 2008 and a profit of $1,180,000 in calendar 2009. In calendar 2007, cash flow from operations is projected to be ($724,000). In 2008, cash flow from operations projects to be ($224,000) and, in 2009, cash flow from operations projects to be $1,033,000.

We will also use the radio as the primary source for marketing our products. Sam Jeffries, the Company's President, hosts a two-hour Sunday morning garden talk radio show. Using this vehicle we inform customers why they should consider organic alternatives, how they should use organic products and where they can buy them. Since the Company pays for the air time, we also receive an inventory of commercials that will be partially used to educate consumers and let them know where to buy the products, as well as, selling commercials to help offset the cost of the radio expense.

The Company also has strategic relationships established with key Sales Representative and Distributor organizations in the markets that we service and has developed very strong relationships with several vendors for the fulfillment of our organic liquid and fertilizer product lines. The Company plans to vigorously pursue strategic relationships that enhance its ability to deliver quality products, at reasonable prices.

To cover these anticipated cash shortfalls, the Company collected $547,850 in the first nine months of fiscal 2007, from the now completed January 3, 2006 Stock offering. In addition, we are in the process of negotiating short-term bridge loan financing of $500,000, which the Company projects will be in place within the next 60 days. The Company has also received a placement agent agreement from Andrew Garrett, Inc. for a private placement offering of up to $6,000,000 that will take place in the next six months.

Assuming an anticipated total investment to be received of at least $3,160,000, combined with the short-term financing of $500,000, the Company believes that it will adequately cover anticipated cash shortfalls through December, 2009.

The Company's projected Plan of Operations for calendar years 2007, 2008 and 2009 consist of the following key figures. (000's omitted)

                                             Year 2007     Year 2008   Year 2009
                                             ---------     ---------   ---------
Revenues                                      $ 1,619       $ 6,022    $ 9,936
Margin                                            537         1,814      3,184
Selling, General and Administrative Expense       950         1,451      2,003
Other (Income)/Expense                            351             1          1
Net Profit/(Loss) Before Taxes                $  (764)(1)   $   362    $ 1,180

----------
(1)   Not including revenues from sales to as yet unidentified customers.

There is no assurance that the Company's actual operations will reflect the above projections. Market conditions, competition, the ability to raise capital and all other risks associated with the operation of a business could adversely impact upon the Company achieving the above projections. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

The Company anticipates that in order to fulfill its plan of operations, it will need to attract key supermarket chains to accept and sell its household organic cleaning products. To this end the Company has received and filled orders and re-orders during the current fiscal year (i.e. October 2006 to July, 2007) aggregating approximately $117,000 from recognized chains such as Hannaford Supermarkets, Shaws Supermarkets and others. In addition, the Company has entered into an agreement with an established sales representative organization, North Eastern Sales Solutions, to represent its cleaning products as well as other products in New England supermarkets, drug, convenience and mass merchant trade retail outlets. Their clients include, among others, Hannaford, Shaws, Stop and Shop Supermarkets and CVS Pharmacies.

The Company must have the capability of producing and delivering its cleaning products in sufficient volume or quantities and in a timely manner to fulfill orders. To this end we have utilized on an order by order basis a fulfillment company, Webco Chemical Co., located in Dudley, Massachusetts which we believe has the capacity and ability to handle our requirements and more, over the next three years. Their function is to take the ingredients in concentrated form, add water fill the bottles, label them, fill the cartons and ship the order to the customer.

In addition, the Company anticipates that it will need to seek financing from outside sources as it expects our operating expenses to increase as a result of the planned expansion into 2008 and 2009. In order to provide this necessary additional financing, the Company has entered into a conditional private placement agreement with Andrew Garrett, Inc., an investment banking firm as the Placement Agent for possible financing of up to $6,000,000, as stated above.

The Company believes the material trends and uncertainties that can adversely affect it are:

o     Economic or industry-wide factors relevant to the Company:

      Should consumer interest in "organic" or "natural" products diminish or even discontinue (which is unlikely in the Company's' opinion), the industry and Company could be adversely impacted. Should there be a natural disaster, for example, garden product sales business could be adversely impacted by extreme weather conditions throughout each area of the United States. Should there be a shortage of suppliers in enzyme technology which is the make-up of some of the products, the Company could be adversely impacted. A slower than anticipated roll-out of products to customers due to such external factors would materially affect the Company's ability to realize a profit and to yield a positive cash flow from operations as quickly as we expect.

o     Material opportunities, challenges:

      Should the suppliers not be able to deliver in the quantities the Company needs at any given time in order to supply the orders, this would have an adverse effect on the sales and commitments. Should the contract manufacturer not be able to deliver the finished goods in a timely manner, or should they suffer any type of physical plant disaster or labor strikes or shortages, it would adversely impact the Company's' business. Challenges will be incurred as more and more companies enter into the same or similar market(s) which companies may be more heavily financed than is the Company.

o Risks in short and long term and the actions we are taking to address them:

      Undercapitalization could impose growth restraints on the Company so as not to be able to enter other markets and regions as planned. If Sam Jeffries were not able to host the weekly talk show, this could impact the education and promotions done on a weekly basis.

      The Company is currently negotiating a bridge loan on its own, recently closed out an equity offering on its own, and has obtained a conditional private placement commitment letter for 3 million to 6 million dollars with a major investment banking firm, Andrew Garrett, Inc.

      Should Sam Jeffries not be able to produce the radio show, the present co-hosts could produce and conduct the show. In addition, the Company has added Jim Zoppo of WRKO as a feature to our show which has expanded the audience reach into central Massachusetts, southern Maine and southern New Hampshire in conjunction with the Company's financial commitment to WRKO to assist in promotion of any or all of the Company's products each week on the garden talk radio show. The Company also anticipates that in order to reach a national audience it can franchise the Garden Guys concept throughout the country and have local talk shows discussing lawn and gardening techniques and problems indigenous to each local area.

            B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ITS FINANCIAL
                     CONDITION AND RESULTS OF ITS OPERATIONS

Detailed information regarding the Company's operations is contained in the Financial Statements section of this Report. The following table sets forth, for the periods indicated, certain key information about the Company.

The Company financed its expenditures since its inception primarily through private placement issuances for cash of 6% convertible debenture and convertible promissory notes totaling $328,215 and a $1,000,000 private placement stock offering commencing on January 3, 2006, in which $978,950 had been raised as of June 30, 2007. Of the 1,258,244 shares of stock offered, 442,917 were allocated to the convertible debenture holders and convertible promissory note holders at a conversion price of $.42 per share and 815,327 shares of common stock were made available to accredited investors at $1.00 per share.

As of the date of this Report, the private placement is complete and an aggregate of $999,500 has been received from investors. In the June 30, 2007 quarter, 383,000 shares were sold for $383,000 in cash.

The Company is a development stage company and did not generate any significant operating revenues from its inception on August 23, 2003 to June 30, 2007. The Company is currently focusing its efforts on developing and acquiring quality organic products and establishing a large viable distribution network for these products. While there is no assurance, the Company anticipates that by developing quality products and establishing a broad distribution network, it will be in a position to receive revenues in the future.

From its inception, the Company has incurred costs associated with the development and launching of its products, probable markets and business. The Company has established brand names, consumer recognition and interest in organics through private labels, the internet and radio and established a distribution network which would increase the quality and marketability of the Company's products. While there is no assurance, management believes that the Company's products will commence generating revenues during the second half of calendar 2007.

The Company financed its expenditures through sales pursuant to private placements of its securities. It raised $125,000 between August and December of 2003 from the private placement of its 6% Convertible Debentures. There also was issued two 6% convertible promissory notes to two individual accredited investors in the aggregate amount of $15,000 (one note for $10,000 and the other for $5,000). In addition there was issued a series of non-interest convertible notes to a director of the Company from March 2004 to March 2006 in the aggregate amount of $188,218. All the debentures and notes were issued for cash and converted by the holders thereof to 880,476 shares of common stock, at the stipulated exercise price of $.42 per share in payment of the outstanding principal and any accrued interest thereon.

The Company also financed its expenditures primarily through the sale of its common stock. Since inception through June, 2007, the Company issued 5,359,426 shares of common stock. It raised an aggregate of $924,123 pursuant to certain commitments it received from the stock offering in 2006 through June 2007 for cash at $1.00 per share and through the conversion of the 6% convertible debenture, and convertible promissory notes issued. 978,950 of these shares were issued as free-trading shares under Rule 504 of Regulation D of the federal Securities Act of 1933. A total of 4,478,036 of the Company's outstanding common shares are currently restricted.

From inception through June 30, 2007 the Company's selling, general and administrative expenses were $1,665,813. These expenses are partially offset by income from radio ads, website, garden and cleaning products sales in the amount of $340,127.

As of June 30, 2007, the Company had current assets of $374,841 and $80,872 in furniture, equipment and other assets, resulting in total assets of $386,117. The Company's current liabilities were $439,233.

                          Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Principles of Accounting

The Company employs the accrual method of accounting for both financial statements and tax purposes. Using the accrual method, revenues and related assets are recognized when earned, and expenses and the related obligations are recognized when incurred. The Company has elected a September 30 year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We earn our revenues from the distribution of garden and cleaning products to retailers and directly to consumers via our internet site and from advertising contracts. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date. The Company records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these retailers or consumers. The provision for anticipated product returns and price markdowns is primarily based upon the Company's analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. The Company will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In compliance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the Balance Sheet as deferred revenue until the revenue recognition criteria is met. Revenue from radio advertising is derived from two sources, the sale of commercial spots on the Garden Guys radio talk show and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original a maturity of three months or less at the time of purchase to be cash equivalents. During fiscal 2006, the Company maintained cash in bank accounts which, at times, exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on this account and believes their risk to be minimal.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of accounts receivable as of June 30, 2007 is collectable and therefore no allowance has been taken.

Inventory

The inventory is stated at the lower of cost (first-in-first-out method) or market. Inventory items consist of raw material and finished goods. Raw materials consist of labels, bottles, sprayers and shipping materials. Finished goods consist of fertilizer bags and bottles of organic cleaning products ready for shipment. The inventory consists of newly purchased items; therefore, there is currently no allowance for excess or obsolete inventory.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly radio Garden Call In program with Clear Channel Communications and Citadel Communications Company. The total annual advertising expense for the contract with Clear Channel and Citadel Communications was $41,700 and $30,030 for the years ended September 30, 2006 and 2005, respectively. The Company also advertises its products throughout area garden clubs and its own website.

Income Taxes

The Company is a C Corporation registered in the state of Delaware. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS No. 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income (Loss) per Share Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29", based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective during fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "SHARE-BASED PAYMENT". This Statement revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. The Company has evaluated the provisions of SFAS 123(R) and determined that the share based employee compensation programs are a valuable instrument in retaining and rewarding employees and, as a result, the Company will appropriately expense the costs of administering share based compensation programs as required by SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS", an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principle Bulletin No. 20 ("APB 20"), and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 3"), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.

In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal years that begin after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer's year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost were required to be applied on a prospective basis effective January 1, 2007. The Company does not anticipate that the adoption of SFAS 158 will have any impact on its financial statements.

Reclassifications

Certain immaterial amounts from prior years have been reclassified to conform to the 2006 presentation.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates.

Equity Issuances for Services

We account for all transactions under which employees, officers and directors receive shares of stock in accordance with the provisions of Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock -Based Compensation", we adopted the pro-forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for those options issued to non-employees for other services. Issuances of stock to employees are valued at the fair market value at the time of issuance or when earned by the agreement, and then expensed over the respective term of such agreement.

We account for non-employee equity transactions in accordance with SFAS No. 123 and EITF 96-18. The valuing of such equity considers the fair value of the stock at issuance or contract date, the volatility of the stock, risk free rates of return, the term for which services are to be rendered and the date upon earning such equity. We may utilize the Black Scholes formula to arrive at the intrinsic value of certain equity rights issued for services for non-employee issuances.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to our not having demonstrated any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation as recorded.

Item 3. Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

On May 4, 2005 we issued 25,000 restricted shares of common stock to Stephen F. McCarthy pursuant to a Separation Agreement between Mr. McCarthy and the Company. In addition to the issuance of the common stock, the Company forgave an indebtedness of $16,059 he owed to the Company.

On August 27, 2003 we issued 150,000 restricted shares to Leonard B. Colt, Jr. pursuant to a consulting agreement for services rendered to us in connection with the administration of our business and the sales and marketing of our products. Also, on July 26, 2006 we issued 6,938 restricted shares in payment of a $2,500 Convertible Debenture Note issued to him for cash plus accrued interest thereon at the exercise price of $.42 per share.

On August 27, 2003 we issued 850,000 restricted shares to Jerry Adelstein pursuant to a consulting agreement for services rendered and in payment of $9,178 cash loans made by him to the Company. In addition there were issued to Mr. Adelstein a series of non-interest bearing convertible notes for cash loans made by him from March 2004 to March 2006 in the amount of $188,218. These notes were converted at the conversion price of $.42 per share to 488,065 restricted shares of common stock in January of 2007.

On August 27, 2003 we issued 250,000 restricted shares to Joanne Anderson for services rendered in revising and updating our web site, logo's, labels, packaging design, product development and advertising. Also, on July 26, 2006 we issued to her and her husband, Howard Anderson, as joint tenants 6,940 restricted shares in payment of our $2,500. 6% Convertible Debenture issued to them for a cash loan accrued interest thereon at the conversion price of $.42 per share.

On December 21, 2006 we issued 14,003 shares of common stock to Robert Adelstein, an accredited investor, upon his conversion of our $5,000 Convertible Promissory Note dated June 24, 2004 issued for a cash loan at the exercise price of $.42 per share in payment of the principal balance and accrued interest thereon.

On December 21, 2006 we issued 27,896 shares of common stock to Vincent Innone, an accredited investor, upon his conversion of our $10,000 6% Convertible Note dated March 25, 2004 issued for a cash loan at the exercise price of $.42 per share in payment of the principal balance and accrued interest thereon.

In each of the above issuances, our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Each of the accredited investors is a sophisticated investor and had access to information normally provided in a prospectus regarding us. The transactions were not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved, size of the transactions, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since all, except those who received free trading shares pursuant to Rule 504 of the 1933 Act, agreed to and received a share certificates, bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering". Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for the above transactions.

Commencing January 3, 2006, the Company commenced an offering of 1,258,244 shares of its common stock up to the aggregate limit of $1,000,000; prices not exceeding $1.00 per share to accredited investors in reliance upon the exemption pursuant to Rule 504 of Regulation D of the Securities Act of 1933 and to holders of the Company's 6% Convertible Debentures or the holders of its convertible promissory notes at the conversion exercise price of $.42 per share. This offering qualifies under Rule 504 of Regulation D because cash proceeds are $1,000,000 or less and by virtue of the registration of the offering by qualification pursuant to Section 49:3-61 of the New Jersey Uniform Securities Laws (1997) and pursuant to Section 35(e) of the New York General Business Law. Shares issued in states other than the states of New Jersey and New York qualified for exemption from registration pursuant to Rule 506 of the 1933 Securities Act or the Uniform Accredited Investor Exemption Rule. As of June 30, 2007 the Company had issued 978,950 shares of its common stock (383,000 in the June 30, 2007 quarter) for cash at $1.00 per share to accredited investors and had issued 880,476 shares to convert a total of $328,218 of debt and $41,582 of related interest on the debt.

The aggregate proceeds of $1,348,750 realized by the Company through sale of its securities as described above was used for general working capital and substantially applied to ordinary operating overhead. This is typical of companies in their developmental stage until such time as they can meet their ongoing costs from operating revenues.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

*10.9       Agreement with Andrew Garrett, Inc. (Private Placement Agent)

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

* Previously filed as an exhibit to the Company's Registration Statement on Form 10SB/A and accordingly it is incorporated by reference herein.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Organic Sales and Marketing, Inc.
                                               ---------------------------------
                                                       (Registrant)

      August 17, 2007                       /s/      Samuel F. H. Jeffries
      ---------------                           --------------------------------
Date                                                Chief Executive Officer
                                                     SAMUEL F.H. JEFFRIES
                                                         (Signature)

      August 17, 2007                       /s/        Mark J. McEvoy
      ---------------                           --------------------------------
Date                                               Chief Financial Officer
                                                       MARK J. McEVOY
                                                         (Signature)

                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

                    Financial Statements for the Three Months
                    Ended June 30, 2007 and 2006 (Unaudited)
          and the Nine Months Ended June 30 ,2007 and 2006 (Unaudited)
                      and Report of Independent Registered
                             Public Accounting Firm

                                    CONTENTS

Balance Sheets............................................................... 3

Statements of Operations..................................................... 5

Statements of Stockholders' Equity (Deficit)................................. 6

Statements of Cash Flows..................................................... 7

Notes to the Financial Statements............................................ 8

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                      June 30,     September 30,
                                                        2007           2006
                                                    -----------    -------------
                                                    (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                          $239,076       $226,322
   Accounts receivable, net                             23,082          6,081
   Inventories                                          43,087         29,174
   Prepaid Expense                                      69,596           --
                                                      --------       --------

    Total Current Assets                               374,841        261,577
                                                      --------       --------

PROPERTY AND EQUIPMENT, NET                             11,076          2,711
                                                      --------       --------

OTHER ASSETS
   Deposits                                                200            200
                                                      --------       --------

    Total Other Assets                                     200            200
                                                      --------       --------

    TOTAL ASSETS                                      $386,117       $264,488
                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               June 30,    September 30,
                                                                 2007          2006
                                                             -----------   -------------
                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                          $   219,218    $    83,953
   Accrued expenses                                              145,838         50,990
   Accrued interest payable                                       22,151         17,345
   Line of credit                                                   --           15,000
   Current portion of notes payable - related parties             52,026         52,319
                                                             -----------    -----------

    Total Current Liabilities                                    439,233        219,607
                                                             -----------    -----------

LONG-TERM LIABILITIES

   Notes payable - related parties                                  --            7,058

                                                             -----------    -----------

    Total Long-Term Liabilities                                     --            7,058
                                                             -----------    -----------

    Total Liabilities                                            439,233        226,665
                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.0001 par value; 100,000,000 shares
    authorized, 5,359,426 and 4,811,576 shares issued and
    outstanding, respectively                                        536            481
   Additional paid-in capital                                  1,869,270      1,321,475
   Prepaid Expenses                                                 --           (4,166)
   Deficit Accumulated during the Developmental Stage         (1,922,922)    (1,279,967)
                                                             -----------    -----------

    Total Stockholders' Equity (Deficit)                         (53,116)        37,823
                                                             -----------    -----------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                          $   386,117    $   264,488
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                       Accumulated from
                                                                                                       August 23, 2003
                                             For the Three Months          For the Nine Months       (inception) through
                                                Ended June 30,                Ended June 30,               June 30,
                                             2007           2006           2007           2006               2007
                                         -----------    -----------    -----------    -----------    -------------------
REVENUES

   Product sales, net                    $    97,509    $    18,686    $   127,613    $    35,095        $   229,694
   Services                                     --             --             --            2,527            110,433
                                         -----------    -----------    -----------    -----------        -----------

    Total Revenues                            97,509         18,686        127,613         37,622            340,127

COST OF SALES                                 73,327         11,210         93,427         23,053            187,915
                                         -----------    -----------    -----------    -----------        -----------

   GROSS PROFIT                               24,182          7,476         34,186         14,569            152,212
                                         -----------    -----------    -----------    -----------        -----------

OPERATING EXPENSES

   Selling, general and administrative       243,377         91,468        670,681        205,318          1,665,813
                                         -----------    -----------    -----------    -----------        -----------

    Total Operating Expenses                 243,377         91,468        670,681        205,318          1,665,813
                                         -----------    -----------    -----------    -----------        -----------

LOSS FROM OPERATIONS                        (219,195)       (83,992)      (636,495)      (190,749)        (1,513,601)
                                         -----------    -----------    -----------    -----------        -----------

OTHER INCOME (EXPENSE)

   Interest  income                              837          1,165          3,065          1,165              6,129
   Interest expense                           (3,866)       (25,808)        (9,525)       (73,111)          (415,450)
                                         -----------    -----------    -----------    -----------        -----------
   Other expense                                                                             --
                                         -----------    -----------    -----------    -----------

    Total Other Income (Expense)              (3,029)       (24,643)        (6,460)       (71,946)          (409,321)
                                         -----------    -----------    -----------    -----------        -----------

NET LOSS BEFORE INCOME TAXES                (222,224)      (108,635)      (642,955)      (262,695)        (1,922,922)

INCOME TAX EXPENSE                              --             --             --             --                 --
                                         -----------    -----------    -----------    -----------        -----------

NET LOSS                                 $  (222,224)   $  (108,635)   $  (642,955)   $  (262,695)       $(1,922,922)
                                         ===========    ===========    ===========    ===========        ===========

LOSS PER SHARE-
    Basic and Diluted                    $     (0.04)   $     (0.03)   $     (0.13)   $     (0.07)
                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
    Basic and Diluted                      5,042,241      3,931,100      4,921,662      3,781,084
                                         ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

        For the period August 23, 2003 (inception) through June 30, 2007

                                                                                             (Deficit)
                                                                                            Accumulated                  Total
                                                                               Additional    during the               Stockholders'
                                                           Common Stock          Paid-In    Development     Prepaid      Equity
                                                     Shares         Amount       Capital       Stage        Expenses    (Deficit)
                                                   -----------    ---------    ----------   -----------    ---------  -------------
Balance, August 23, 2003 (inception)               $      --      $    --      $     --     $      --      $    --      $    --

Value attributed to discount on
  convertible note                                        --           --         112,500                                 112,500

Shares issued for services
  at $.0001/share                                    1,600,000          160          --                                       160

Cash Contribution to Capital                                                        2,328                                   2,328

Shares issued for services
  at $.10/share                                      1,250,000          125       124,875                   (125,000)          --

Amortization of Prepaid Expenses                                                                              49,433       49,433

Net loss for the year ended
  September 30, 2003                                                                           (119,383)                 (119,383)
                                                   -----------    ---------    ----------   -----------    ---------    ---------
Balance, September 30, 2003                          2,850,000    $     285    $  239,703   $  (119,383)   $ (75,567)   $  45,038
                                                   -----------    ---------    ----------   -----------    ---------    ---------

Value attributed to discount on
  convertible note                                        --           --          80,274                                  80,274

Cash Contribution to Capital                                                          350                                     350

Shares issued for services
  at $.10/share                                        150,000           15        14,985          --           --         15,000

Shares issued for services
  at $.10/share                                        500,000           50        49,950                    (50,000)        --

Amortization of Prepaid Expenses                                                                              56,885       56,885

Net loss for the year ended
  September 30, 2004                                                                           (337,157)                 (337,157)
                                                   -----------    ---------    ----------   -----------    ---------    ---------
Balance, September 30, 2004                          3,500,000    $     350    $  385,262   $  (456,540)   $ (68,682)   $(139,610)
                                                   -----------    ---------    ----------   -----------    ---------    ---------

Value attributed to discount on
  convertible note                                        --           --          85,944          --                      85,944

Amortization of Prepaid Expenses                                                                              47,849       47,849

Net loss for the year ended
  September 30, 2005                                      --           --            --        (259,420)                 (259,420)
                                                   -----------    ---------    ----------   -----------    ---------    ---------
Balance, September 30, 2005                          3,500,000    $     350    $  471,206   $  (715,960)   $ (20,833)   $(265,237)
                                                   -----------    ---------    ----------   -----------    ---------    ---------

Value attributed to discount on
  convertible note                                        --           --          49,500          --                      49,500

Amortization of Prepaid Expenses                                                                              16,667       16,667

Shares issued for cash at $1.00/share                  431,100           43       431,057          --                     431,100

Shares issued for conversion of
  debt at $.42/share                                   880,476           88       369,712          --                     369,800

Net loss for the year ended
  September 30, 2006                                      --           --            --        (564,007)                 (564,007)
                                                   -----------    ---------    ----------   -----------    ---------    ---------
Balance, September 30, 2006                          4,811,576    $     481    $1,321,475   $(1,279,967)   $  (4,166)   $  37,823
                                                   -----------    ---------    ----------   -----------    ---------    ---------

Shares issued for cash at $1.00/share                  547,850           55       547,795          --                     547,850

Amortization of Prepaid Expenses                                                                               4,166        4,166

Net loss for the nine months ended
  June 30, 2007 (unaudited)                               --           --            --        (642,955)                 (642,955)
                                                   -----------    ---------    ----------   -----------    ---------    ---------
Balance, June 30, 2007 (unaudited)                   5,359,426    $     536    $1,869,270   $(1,922,922)   $    --      $ (53,116)
                                                   ===========    =========    ==========   ===========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                          Accumulated from
                                                                                           August 23, 2003
                                                               For the Nine Months      (inception) through
                                                                  Ended June 30,              June 30,
                                                                2007          2006              2007
                                                            -----------   -----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $(642,955)    $(262,693)        $(1,922,922)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation expense                                         1,705           339               2,372
    Shares issued for services                                    --            --                15,160
    Shares issued for convertible debt interest                   --            --                41,582
    Amortization of prepaid expense                              4,166        12,501             175,000
    Amortization of discount on notes payable                     --          99,134             328,218
    Write-off of receivable from officer                          --            --                15,689
   Change in operating assets and liabilities:                                                      --
    Accounts receivable-trade                                  (17,001)       (3,552)            (23,082)
    Inventories                                                (13,914)          949             (43,088)
    Deposits                                                      --            --                  (200)
    Prepaid expense                                            (69,596)         --               (69,596)
    Due from officers                                             --            --               (15,689)
    Accounts payable                                           135,266        (8,437)            219,219
    Accrued expenses                                            94,850        42,698             145,840
    Accrued interest payable                                     4,806        19,160              22,151
                                                             ---------     ---------         -----------

     Net Cash Used in Operating Activities                    (502,673)      (99,901)         (1,109,346)
                                                             ---------     ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                          (10,070)       (2,703)            (13,448)
                                                             ---------     ---------         -----------

    Net Cash Used in Investing Activities                      (10,070)       (2,703)            (13,448)
                                                             ---------     ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of shares                            547,850       284,500             978,950
   Cash Contribution to Capital                                   --            --                 2,678
   Proceeds from Line of Credit                                 39,500          --                54,500
   Payments on Line of Credit                                  (54,501)         --               (54,501)
   Proceeds from convertible notes                                --            --                  --
    payable - related party                                       --          80,000             193,218
   Proceeds from convertible notes payable                        --            --               135,000
   Proceeds from notes payable - related party                    --            --                94,987
   Payments on notes payable - related party                    (7,352)      (22,933)            (42,962)
                                                             ---------     ---------         -----------

    Net Cash Provided by Financing Activities                  525,497       341,567           1,361,870
                                                             ---------     ---------         -----------

NET INCREASE (DECREASE) IN CASH                                 12,754       238,963             239,076

CASH, BEGINNING OF PERIOD                                      226,322         3,953                --
                                                             ---------     ---------         -----------

CASH, END OF PERIOD                                          $ 239,076     $ 242,916         $   239,076
                                                             =========     =========         ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                    $   6,188     $   6,407         $    31,037
   Cash paid for income taxes                                $    --       $    --           $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Shares issued for conversion of notes payable
        and accrued interest                                 $    --       $    --           $   369,800
   Shares issued for services                                $    --       $    --           $    15,160
   Shares issued for prepaid services                        $   4,166     $  12,501         $   175,000

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2007 (Unaudited)

Note 1 - Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financials statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10SB/A filing on August 3, 2007. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

Note 2 - Net Income/(Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and warrants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. There were no stock options or warrants outstanding during the periods presented.

                                                     For the Three Months           For the Nine Months
                                                         Ended June 30,                Ended June 30,
                                                  --------------------------    --------------------------
                                                     2007            2006          2007            2006
                                                  -----------    -----------    -----------    -----------
Basic and Diluted                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
-----------------
Net Loss - Numerator                              $ (222,224)    $  (108,635)   $ (642,955)    $  (262,695)
                                                  ==========     ===========    ==========     ===========

Weighted Average Shares - Denominator              5,042,241       3,931,100     4,921,662       3,781,084
                                                  ==========     ===========    ==========     ===========

Per Share Amount                                  $    (0.04)    $     (0.03)   $    (0.13)    $     (0.07)
                                                  ==========     ===========    ==========     ===========

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2007 (Unaudited)

Note 3 - Inventories

Inventories consisted of the following as of:

                                                 June 30,       September 30,
                                                  2007              2006
                                               -----------      -------------
                                               (Unaudited)

Raw materials                                    $37,185          $25,684
Finished goods                                     5,902            3,490
                                                 -------          -------

Totals                                           $43,087          $29,174
                                                 =======          =======

At June 30, 2007 and September 30, 2006, no provision for obsolete inventory was recorded by the Company.

Note 4 - Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement ("LOC Agreement") with a financial institution. Interest accrues at the Wall Street Journal Prime Rate ("WSJ Prime Rate") less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at June 30, 2007 (unaudited) and September 30, 2006 was $-0- and $15,000, respectively. Accrued Interest Payable at June 30, 2007 (unaudited) and September 30, 2006 was $-0- and $74, respectively. The LOC Agreement is guaranteed by an officer of the Company.

On June 14, 2007, the Company paid $51,938 to pay off the Line of Credit in full, while retaining its ability to borrow on the LOC up to the maximum of $75,000.

Note 5 - Equity Transactions

Effective January 3, 2006, the Company commenced a stock offering, whereby it has issued an aggregate of 978,950 shares of its common stock for cash of $978,950 as of June 30, 2007 (unaudited). Included in this, is an aggregate of 383,000 shares of its common stock for cash of $383,000 issued during the 3 months ended June 30, 2007.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2007 (Unaudited)

Note 6 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to implement their strategy of acquiring new customers and accepting reorders from existing customers. As the Company's revenues are become more established, management expects to report net income, possibly within the next year. With the expansion of sales, management believes that the Company will eventually, possibly within the next year, generate positive cash flow from operations. In the interim, management believes that shortfalls in cash flow will be satisfied with funds raised from the Rule 504 private stock offering, through convertible debt and additional Rule 504 private stock offerings that are in compliance with Security and Exchange Commission integration rules and regulations governing the same.