Form 10KSB
period 2007-09-30
Organic Sales & Marketing Inc
filed 2008-01-11
CIK 1354030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                            EXCHANGE ACT OF 1934
                                   For the fiscal year ended September 30, 2007

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                                            EXCHANGE ACT OF 1934
                                            For the transition period from  to
                                                   Commission file number 0-3338

                        ORGANIC SALES AND MARKETING, INC.

                 (Name of small business issuer in its charter)

Delaware                                    33-1069593
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


114 Broadway                    Raynham, MA                     02767
--------------------------------------------------------------------------------
(Address of Principal executive offices)                        (Zip Code)

Issuer's telephone number (508) 823-1117
                          -------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class            Name of each exchange on which to be registered


Common Stock                                            Over the Counter
-------------------------------                 -------------------------------

$.0001 par value                                         Bulletin Board
-------------------------------                 -------------------------------

Securities registered under Section 12(g) of the Exchange Act:


None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

      Check  whether  the issuer is not  required  to file  reports  pursuant to
      Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

            Persons who are to respond top collection of the information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

            State issuer's revenues for its most recent fiscal year. $190,076

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60. (See definition of affiliate in Rule 12b02 of the Exchange Act.) No trading market; no sales in past 60 days.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,388,569 shares of common stock

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990). None

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ORGANIC SALES AND MARKETING, INC.
FORM 10-KSB
September 30, 2007

Table of Contents                                                           Page
-----------------                                                           ----
                                     Part I
                                     ------
Item 1.  Description of Business                                               4

Item 2.  Description of Property                                              14

Item 3.  Legal Proceedings                                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

                                     Part II
                                     -------

Item 5.  Market for Common Equity,  Related Stockholder Matters
         and Small Business Issuer                                            14

Item 6.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations; Plan of Operations              16

Item 7.  Financial Statements                                                 26

Item 8.  Changes in and Disagreement With Accountants
         on Accounting and Financial Disclosure                               26

Item 8A  Controls and Procedures                                              27

Item 8B  Other Information                                                    27

                                    Part III
                                    --------

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    27

Item 10  Executive Compensation                                               31

Item 11  Security  Ownership  of  Certain  Beneficial  Owners
         and Management and Related Stockholder Matters                       31

Item 12  Certain Relationships and Related Transactions                       32

Item 13  Exhibits                                                             34

Item 14  Principal Accountant Fees and Services                               35

Signatures                                                                    36

Supplemental Information

Financial Statements                                                         F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      (a)   Business Development

            1.    Form and Year of Organization.

Organic Sales and Marketing, Inc. (the "Company" or the "Registrant" or the "Issuer") was incorporated in the State of Delaware as Garden Connections, Inc. on August 23, 2003. On April 20, 2005, Garden Connections, Inc. changed its name to Organic Sales and Marketing, Inc. Since inception, the Company has been engaged in product development, sales and marketing of privately labeled non-food organic products, and in obtaining initial financing. The initial financing consisted of the sale of convertible debentures, notes and common stock which yielded aggregate proceeds of $924,123 (See details following Note 1 to Selected Financial Data). The Company purchased the assets of Garden Connections LLC, a Massachusetts limited liability company in September 2003. The acquisition of the assets of Garden Connections LLC took the form of an exchange agreement whereby all of the outstanding common stock of the Company was exchanged for all of the interests of the respective partners of Garden Connections, LLC. There were several reasons for the exchange; namely that the management of Garden Connections, LLC was desirous of adopting a name that would better describe the business plan. Furthermore, the Company could not function as an LLC if its securities were to be publicly held. The exchange rate whereby the partners of the LLC received shares of the Company's common stock was arbitrary and not at arms length. It should be noted that the officers and directors of the Company as a group beneficially own 68.98% of the Company's outstanding common stock and as a result, can control the operations of the Company.

            2.    Any bankruptcy, Receivership or Similar Proceeding. Not
                  Applicable

            3. Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business. Not Applicable

      (b)   Business of Issuer

      The Company is a sales and marketing company that specializes in private labeling of non-food organic products developed and manufactured by other companies who do not have the marketing skills or means to market and sell their products. We believe that we are able to bring their products to multiple markets through the internet, radio and our established distribution network consisting of independent representatives and distributors. Through our two hour weekly radio garden talk show and affiliation with recognized national communication networks, including Clear Channel, Citadel, and Entercom, we believe that we can generate market interest and sales in organic and natural product alternatives, interest in and knowledge of the importance of organics, and information regarding where to purchase these related products.

      The Company uses the services of well established and experienced sales organizations to introduce, promote, and sell its newly designed non-food organic-based product lines on a commission basis. Initial sales of our organic-based cleaners have recently begun. The Company recently launched its organic-based funeral industry product line through magazine advertising, tradeshows and industry specific sales representative organizations. The Company has also recently finalized a licensing agreement with Nevr-Dull in order to offer our organic-based cleaners to their worldwide clientele pursuant to a royalty arrangement.

      The Company also has established itself as a franchised vendor for Fisher Scientific for future sales of our industrial organic-based cleaners through Fisher Scientific's website and their well respected national sales organization A major product launch is planned for early January to introduce our organic based cleaners to their sales organization. They are a major international medical instrument distributor. On October 31, 2007 Registrant and Fisher Scientific Company L.L.C. ("Fisher") signed an agreement that designates Fisher as our sole United States "National Laboratory Distributor" for our commercially branded product line through December 31, 2008. This exclusivity will be reviewed annually and awarded based on meeting mutually agreed upon non-binding targets. The target for the first year of the contract will be $150,000 in sales at cost. Fisher will order products by placing purchase orders, and Registrant will fill those orders as set forth in the agreement. In ordering the products, Fisher will have no minimum order requirement; nor does it make any annual minimum purchasing commitment. Following the initial term, the agreement will automatically renew for successive twelve month periods unless either party gives ninety days written notice of intent not to renew. Fisher Scientific already carries nine of the Company's industrial cleaners in three different sizes in their international catalog and will now actively sell them through their national sales organization.

      Initial orders have been received from our Funeral Industry product launch and Brian Fine, our independent sales representative in IL, OH and MI has agreed to promote and sell the product line. Our intention is to continue expand this product into additional states by adding more Rep Organizations and trade association magazine advertising. There are no assurances, however, that the Funeral Organix product line will gain acceptance in other jurisdictions.

      The Company is currently shipping its household organic-based cleaning products to 110 Hannaford Supermarkets stores in the New England and Florida markets. The Company has also been shipping product to Shaw's Supermarkets (130 stores with a separate in-aisle display) through Zach's Distributors in Rhode Island and Roche Brothers and other smaller supermarkets through Bozzuto Bros Distributors in Connecticut. The Company is also a listed vendor and is actively selling cleaning products to United Natural Foods Inc., the leading organic and national distributor in the country supplying such outlets as Whole Foods, Stop & Shop, Tops and Giant Supermarkets and independent grocery and health food stores. In addition, the Company has recently begun shipping product to Albertson's Supermarkets in Florida. There is no assurance that meaningful orders from these outlets will continue or increase.

      The Company is also planning to sell its line of organic fertilizers. We are negotiating a formal agreement with Land O'Lakes Purina Feed Organization ("Land O'Lakes"), a division of Land O'Lakes, Inc. and our two companies are moving forward in furtherance of our expected arrangement. The Company hopes to private label a line of organic fertilizers produced, manufactured, and shipped by Land O'Lakes. We have designed labels and bags for these products based on our discussions with Land O'Lakes. We are preparing prototype bags which will bear the Company's Mother Nature's Cuisine labels and contain bilingual instructions. We have met with representatives of a national home improvement chain and received a very favorable reception. We are planning to test-market our fertilizer products in the spring of 2008.

      These products would be ready to market in the next few months in order to be ready for sales in the first half of calendar 2008. The Company will also seek to market these fertilizers to grocery stores and major lawn and garden outlets. The intrigue and attraction of these items is that they are plant based fertilizers, rather than animal waste.

      The above discussion of possible marketing arrangements with Land O'Lakes reflects strategies that, so far have been talked about and to some extent are the subject of correspondence between both companies. To date, however, the terms of such a business relationship have not been finalized by the parties.

      A new rubberized mulch product, made from recycled tires has been laboratory tested and shown to have multiple and favorable applications in various industries, such as pre-school playgrounds, green buildings, commercial and residential landscapes. The Company hopes to market this new product starting sometime in the next six months. Orders have already been received for this product in several Agway garden center stores through our independent rep organization that focuses specifically on the garden center channel. There is no assurance however, that significant orders from retail outlets will commence. It will ultimately depend on customer demand.

      The Company plans to concentrate its marketing efforts solely in the rapidly growing non-food organic field. The Company believes that consumers are being drawn to organic products by a growing desire for fewer chemicals and additives in their everyday lives. However, there can be no assurance that this trend will translate into sales and profits for the Company.

      The Company believes that the organic industry, consisting of food and non-food products, is one of the fastest growing segments of our economy. The 2007 Manufacturer Survey prepared by Nutrition Business Journal on behalf of the Organic Trade Association showed that in 2006 $17.7 billion was spent on food and non-food organic products, an increase of 21% over the previous year. Based on reported consumer usage patterns, future shopping and other trended data, the survey projects that industry sales could reach $28.3 billion by 2009. Organic non-foods had consumer sales of $938 million in 2006, a growth of 26% for that year. Compared to organic foods, which is one of the fast growing market segments within the food industry, organic non-food products are still emerging as a category and sales are anticipated to grow anywhere from 16% - 40% each year through 2010, according to Organic Trade Association Forecasting Survey 2007. Wal-Mart's recent decision to vigorously enter the organic marketplace along with other major companies who likewise decide to become "greener" could cause industry sales to rise even more dramatically than anticipated.

      The Company believes non-food organic products will participate in the anticipated industry growth. The Company specializes in the more rapidly growing non-food organic areas, such as private label premium fertilizers and consumer and industrial cleaners where profit margins are substantially greater. There can be no assurance that this trend will continue or that our products will follow the overall organic upward trend. The Company has established important outsourcing manufacturing and marketing relationships with Land O'Lakes; North Eastern Sales Solutions, a major independent grocery store sales representative organization in the New England area and Northeast Garden Group, an independent garden center sales representative based in Connecticut. The Company also currently has a verbal working agreement with Land O'Lakes Purina Feed Organization as described above. The Company anticipates that a formal contract will be forthcoming within a few months following the date of this report but there can be no assurances to that effect. At this point, the essential terms are still under discussion.

      We have a five year agreement with North Eastern Sales Solutions plus an automatic year to year renewal, unless terminated by either party. The commission rate for products sold is 5% percent in the New England area and 2% percent if sold outside that area. There is also a provision to mutually agree upon granting stock options to North Eastern Sales Solution based on volume sold.

      The Company also has a five year agreement with automatic year to year renewals with North East Garden Group LLC covering sales of Garden Guys Products including plants, fertilizers, cleaning products and other products mutually agreed upon in the New England area. The commission rate is five 5% percent plus a provision to mutually agree to stock option grants based on the volume of sales.

      The Company's successful weekly radio show, the "Garden Guys" broadcasts over seven stations (WHJJ, WXLM, WBSM, WGIR, WCIN, WGIP and WRKO). The Company's President and host of the "Garden Guys" show, Sam Jeffries, is now heard weekly on WRKO, a popular talk radio station in Boston, MA, covering a large radio audience throughout New England. On January 3, 2008, the Company signed a two-year agreement with WRKO to broadcast the "Garden Guys" show live every Sunday to commence on February 3, 2008 through February 6, 2010. The Company has plans to expand the two-hour weekly radio show into other regional markets, as well, through its current relationships with Clear Channel, Citadel, and Entercom networks.

      The Company's optimism regarding its relationships with the networks listed above is based on several factors:

      o The "Garden Guys" show has received positive feedback and its format is easily replicated in other regions.

      o As a brokered program, we pay for our air time which would likely make the networks receptive to our expansion.

      o We maintain creative control so that the show continues to be informative, educational and fun.

      o We have existing working relationships with Clear Channel, Citadel and Entercom, and Sam Jeffries, in particular, is well respected and known to many decision makers in the radio community. The "Garden Guys" ratings continue to increase and radio stations tend to air a winner.

      The timing and location of future stations will depend on whether the defined territories are or will become available and at what cost to the Company. There are no assurances that additional stations can or will be secured. At present there are no binding agreements providing for such expansion.

      The Company generates brand awareness and consumer loyalty for a growing array of selective non-food organic products by educating the consumer, and acts as a distributor and marketer for the retailers that carry our products. The Company intends to capitalize on the growing interest in organics in several different markets with the intention of using the radio to increase awareness as to why organic products offer healthy alternatives without sacrificing expected results.

      The Company's business purpose is to establish an extensive portfolio of quality non-food organic and natural products developed and made by manufacturers, having multiple applications in many industries, by developing strategic marketing relationships with those manufacturers who lack the financial strength or marketing acumen to sell and take advantage of their own products. This type of marketing relationship begins with making the public aware of the product and/or the brand through the radio or other media such as the internet on our websites and then arranging with independent distributors or representatives to promote the product with their retail customer outlets.

      It must be emphasized that although the Company is very excited about its product lines and its prospects for entry into a rapidly growing industry, it must be considered to be in a development stage. The purchase of the Company's securities carries a significant risk. The Company has not had substantial revenues from operations and has not yet been profitable. While it has built important relationships with such major companies as Fisher Scientific, Land O'Lakes, Citadel, Clear Communications, Entercom and United Natural Foods, Inc that could ultimately prove valuable, the outlook remains uncertain in the absence of the receipt of substantial orders. Although the Company believes its overhead to be low based on its business plan, there can be no assurance that it will continue to find sources of working capital even after it attains a breakeven level. It should also be noted that the Company's auditors have included a "going concern" qualification in their opinion (see "Financial Statements").

            1.    Principal Products and Services and Their Markets

      Currently the major non-food organic products that the Company is selling are organic-based cleaners, which include stain remover, odor control, glass cleaner, floor cleaner, degreaser, concrete cleaner, eyeglass cleaner, jewelry cleaner, surface prep and glue cleaner, rubber mulch, solely utilizing outside independent sales professionals, as well as organic insecticide-fungicide, organic soy candles and fertilizers. Since the Company sells only non-food organic products, the shelf-life of its products can be in excess of one year or more, depending upon storage and climatic conditions. The Company uses a proprietary blend of organic compounds in its organic products which are non-toxic, biodegradable and safe for use around children and pets.

      The Company receives revenues through different methods: (1) it currently receives a small percentage of the gross sales of a manufacturer's product by acting as a distributor, (2) it receives marketing dollars through our endorsement program of plants from select growers, that are sold in garden centers by independent sales groups, (3) sales of product from our www.garden-guys.com website, (4) products sold directly by the Company or by independent reps who work with us to sell to other distributors who then sell to retail stores or co-ops, (5) products sold to retail stores directly by us or by independent reps who are contracted by us, (6) re-selling our organic products to other companies and industries who wish to private label or license our products, (7) lectures to garden clubs, civic organizations and other associations, and (8) the sales of advertising inventory (commercial spots) attained by the Company through its negotiations with the various radio stations.

      Organic Fertilizer Market:

      The Company is focusing marketing efforts on organic fertilizers, a rapidly growing segment of the fertilizer industry. In our opinion, industry-wide organic fertilizer sales have risen so rapidly in the last three years that they have commanded a premium price in the marketplace. Accordingly, we foresee some of our greatest growth over the next 3-5 years to potentially be in this arena.

      By letter dated November 14, 2006 we were notified that we have been selected by Land O'Lakes Purina Feed Organization to act as their private label, fertilizer marketer, starting in the Spring of 2007. A strong marketing focus will be on the major home and garden retail chains such as Home Depot, Lowe's and Agway, which Land O'Lakes Purina Feed Organization does not presently supply internally. The Company will be receiving from Land O'Lakes Purina Feed Organization a complete line of fertilizers, as jointly formulated, designed and marketed by us under our newly applied for Mother Natures Cuisine trademark and existing trademark Garden Guys brands. Under the arrangement, Land O'Lakes Purina Feed Organization will also assist in product registration for each state, manufacturing, logistics, and distribution. They will also provide sales and marketing expertise for the Company, when needed. Under the Company's' trademarks, the organic fertilizers will be sold retail, with the estimated sales price range of eighteen to twenty-five dollars for a 40lb bag. Other size bags will also be available. The Company believes this will potentially lead to major sales, as it is to be introduced into the 35 billion dollar lawn and garden market reported by the National Gardening Association in its Garden Market Research newsletter. There is no assurance however, that actual orders will commence. It will depend entirely on customer demand.

      Plans under discussion call for Land O'Lakes Purina Feed Organization to become a prime advertiser on our weekly radio show, as well as on the anticipated new stations we hope to add. A planned radio campaign began in the spring of 2007 and has been ongoing, with Land O'Lakes Purina Feed Organization as one of the advertisers. In addition to our Dragonfly Organix brand, Land O'Lakes Purina Feed Organization will also advertise their own brand of Bradfield Organics fertilizers, whose market is strictly geared to their existing independent channel and does not compete in the markets we will be pursuing. There is no written commitment for Land O'Lakes to buy time on our radio show. It has been the subject of discussions and may not actually come to pass.

      Organic Based Household Cleaner Market:

      Another area which the Company believes holds considerable promise is the consumer cleaner market. As with the rise in organic food sales, due primarily to the growing education of how toxic chemicals can have a direct or indirect impact on human health; we believe that that momentum will continue to grow with that of non-food organic products, which may pose similar health hazards and risks. Our weekly radio show allows us the opportunity to educate consumers about these potential hidden risks and the branded products (including our own), that offer healthy alternatives to chemical cleaners, and then integrate those stores who share the same philosophy. While currently at 938 million dollars annually, according to the Organic Trade Association this category grew by 26% in 2006.

      Jewelry, Modeling, and Bead Markets:

      We are currently supplying two of the major distributors, Paul Gesswein & Company, Inc. in Connecticut and Fire Mountain Gems & Beads, Inc., in Grant Pass, Oregon, in these trade areas, each of which does over 100 million dollars in annual sales with their extensive customer base. Their customers are some of the major retail jewelry and bead shops in the industry, including Zales and other distributors within the trade. The Company anticipates that a constant advertising presence in industry-related magazines will help to create brand awareness, which could translate into sales growth for our Glitz Jewelry Shiner and ODX Surface Cleaner products in these markets. There is no assurance, however, that these markets will develop for our products.

      Funeral Industry & Medical Examiners Market:

      The Company is currently supplying its Funeral Organix product line to Funeral Homes across the country and has in the recent past sold product to the local Medical Examiners office. This class of trade has an upside potential because there is a need for cleaners and deodorizers due to the large amounts of chemicals used by this profession on a daily basis. The Company is being represented by an independent salesman covering Illinois. Ohio and Michigan, to promote and sell our Funeral Organix, "From the Earth, To the Earth" brand, which the Company has developed. Preliminary data indicates a strong willingness by the industry to replace their chemical products with ones that are organic and environmentally friendly. Marketing plans call for a full product roll-out in the spring of 2008 using trade magazine advertising and an expanded network of independent sales representatives. . There is no assurance that these markets will develop significantly for our products. This depends entirely upon product quality and consumer acceptance.

      According to Funeral Directors Association (FDA) statistics, there are 21,528 funeral homes nationwide, and 51% of new funeral directors entering the profession today are women. An adjunct industry to this one would be the ambulance industry, which has similar issues and problems with the use of chemicals.

      Municipalities and Waste Disposal Markets:

      We have discovered through outside testing that the Company's Odor Eliminator product has a desired effect for both groups, due to the various odor problems they encounter on a daily basis. Testing is ongoing; however the Massachusetts Bay Transit Authority ("MBTA") has made small purchases of our product and has had success in treating the odor problem in the transit system. We see this and other related industrial products in our existing and growing portfolio of products, to have numerous applications in industries such as nursing homes, waste management, fishing industry, industrial kitchens, daycare-Montessori, hospice-home care and kennels. There is no assurance that these markets will develop for our products. This will depend upon product quality and consumer acceptance.

      The Company is capitalizing on the growing interest and desire among consumers for environment-friendly products. To do this, we have developed strategic marketing relationships with manufacturers that offer "green" alternatives to some of the traditional, chemical-intensive products that are currently being used in various industries. The Company hopes to be the dominant leader in the non-food organic industry, so we are aggressively working with several manufacturing companies to further develop and perfect our growing line of non-food organic product offerings. With the assistance of another company we are developing a rubber tire mulch product which has definite ecological benefits.

      The last four plus years have been spent establishing what the Company believes to be a strong, solid foundation needed to support the next phase in our business plan. Non-food organic products are growing in demand. The Company's' products are targeted to sophisticated, environmentally aware companies and consumers in various markets. The Company believes that strategic affiliations which have been developed with well-established manufacturers and sales and marketing companies, including the marketing, expertise and reach of Land O'Lakes Purina Feed Organization; could possibly pave the way for our non-food organic products to eventually become available in many retail outlets throughout the country.

      These strategic marketing affiliations have resulted in contracts with North Eastern Sales Solutions and Northeast Garden Group LLC. They have led to contract negotiations with Land O'Lakes Purina Feed Organization and a licensing agreement with George Basch Co., a manufacturer, and a licensing agreement with worldwide distributor Nevr-Dull Metal Polish. In addition, nine of our industrial cleaning products are now listed in the Fisher Scientific international catalog through which orders can be placed directly by customers of Fisher Scientific pursuant to the agreement described above. There can be no guarantees that this will continue or that it will result in meaningful sales.

            2.    Distribution

      Our sales, marketing and promotional efforts are accomplished through the following:

      o     Radio Show

      o     Radio Advertising

      o     E-Commerce Website

      o     Interactive Website with on-line forum room for gardeners

      o     Industry-related Magazines and Newspapers

      o     Face-to-face Client and Prospect Meetings

      o     Sales Brochures and Product Samples

      o     Point-of-Sale and End Cap Displays

      o     Trade Shows

      o     Membership in Trade Organizations

      o     Garden Clubs

      o     E-mail and Direct Mailings

      o     Telemarketing

      o     Strategic Marketing Alliances

      o     Cooperative Advertising

      We are now able to bring our products from manufacturer to consumer with limited financial exposure. We have the added advantage of being able to market our products not only through our independent marketing associates, but through our own radio programs, with a recognized growing interest in organics. The Garden Guys(R) ensure that brand awareness reaches the consumer through the radio. This creates a multi-faceted, multi-revenue channel model for the Company. Moreover, we hope to add new strategically selected radio personalities and stations to our Garden Guys(R) radio family over the next several years with a reach that goes beyond the New England area. Because of the knowledge we have obtained of how the communications industry works, as a result of the Garden Guys(R) radio talk show, we believe that this is a very attainable goal. Currently, we are on six stations, four of which are Clear Channel stations, one of the largest networks in the country with over 1000 stations nationwide. With the addition of WRKO the number of stations in which the Company has on-air presence is seven. We intend to try to open additional stations as geographic areas open up to our products. There is no set schedule at this time. Although there can be no assurance, we believe we will be able to establish such additional stations by reason of our present relationships with Clear Channel, Citadel, and Entercom.

      We have executed and delivered major distribution contracts with North Eastern Sales Solutions, a major independent sales and marketing organization to represent our organic products to retail pharmaceutical and supermarket chains such as CVS, Rite-Aid, Shaw's Supermarkets, Hannaford Supermarkets, Stop & Shop, Tops, Giant Roche Brothers and other fine supermarket chains in the northeast, and North East Garden Group, another major independent sales and marketing company to represent our organic products to retail outlets like Agway and other independent garden centers, also in the northeast. In addition, we are currently negotiating several other distribution contracts with manufacturers, distributors and retailers in the horticulture, jewelry, funeral and quilting industries and a licensing agreement for an organic line of industrial metal polish.

      The Company's successful weekly radio show, the "Garden Guys" broadcasts over seven stations (WHJJ, WXLM, WBSM, WGIR, WCIN, WGIPand WRKO).The Company's President and host of the "Garden Guys" show, Sam Jeffries, is now heard weekly on WRKO, a popular talk radio station in Boston, Massachusetts, covering a large radio audience throughout New England. On January 3, 2008, the Company signed a two-year agreement with WRKO to broadcast the "Garden Guys" show live every Sunday to commence on February 3, 2008 through February 6, 2010. The Company has plans to expand the two-hour weekly radio show into other markets. To further satisfy the broadbased appeal of the show, we are also pleased to announce that the addition of a Garden Gal to our terrific line-up of broadcast personalities. Through its current relationships with Clear Channel, Citadel, and Entercom networks the Company hopes to expand the show to additional stations. All these contracts are automatically renewable and the respective stations have agreed to promote the program with promotional announcements, print ads, billboard placement, and on their respective websites.

            3.    Status of Any Publicly Announced New Products or Services

      Currently the Company has a portfolio of approximately twenty-five items, all of which are Private Label Products, and six License Name Brands which are presently available or will be available in 2008 from the manufacturers. The Company will be able to market its products not only through its distributors and independent sales organizations but through the Garden Guys(R) radio show which provides a viable channel through the creation of brand awareness on the part of the consumer and a growing interest in organics. Management believes these non-food organic products will attract both male and female consumers looking to avoid the health risks and implications that have been found in non-organic or synthetic compounds. Management believes this is a promising trend which is supported by numerous articles and surveys which have been conducted.

      All of these products are manufactured for the Company under its our own specifications without any research and development costs being incurred since the manufacturers with whom we have existing relationships have already done the R&D. We achieve the benefits of their research by finding niche markets for these products, creating our own labels, and implementing a sales program by which to bring these products to market. We hope to continue to expand revenues without the need for an in-house sales force. The foregoing arrangement greatly limits the Company's financial exposure:

            o     No research and development costs

            o     No manufacturing facilities and related costs

            o     Lower inventory costs and warehousing costs

            o     Limited employees and staff

            4.    Competition

      According to the Organic Trade Association, a leading organic association publication, organic non-foods had consumer sales of $938 million in 2006, a growth of 26% for that year. Organic non-food products are still emerging as a category and sales are anticipated to grow anywhere from 16%
      - 40% each year through 2010, according to Organic Trade Association Forecasting Survey 2007. The Company believes its' largest competitors are privately-owned Seventh Generation, located in New Hampshire, Clorox and Imus' Greening the Cleaning. Seventh Generation, we believe, compete with us on a very limited basis in the retail grocery store market due to the high cost of entry (slotting fees) and the high cost of advertising, which, as stated above, is one of the Company's significant strengths.

      Because the organic cleaner market is relatively small in comparison to the total organic market, it is a fragmented market, ready for development. Seventh Generation, Inc., Clorox, and Imus' Greening the Cleaning, are about the only known competitors we presently have, although they are not heavily involved in the primary markets that we look to serve to date. In the absence of a leader, one will emerge, and the Company has strategically positioned itself to take advantage of that opportunity. Management believes, and early indications support its belief, that the Company's products will be accepted into the marketplace due to their unique qualities and eye catching packaging coupled with extensive radio support.

      Competition in lawn and garden organic product sales in New England and the East Coast, however, is much greater. These markets are large and can support many companies offering these and similar organic products. We are unique in that we offer a service (the radio program) in addition to a product. We do not know of another company that does this. However, many of the companies that make up the competition in this market are better financed, more experienced, have more recognizable or established brand names, have better control over their manufacturing and distribution process, have a longer history of servicing the retail industry and may be better positioned to control sales to large retail outlets and, as a result, to realize a dominant or substantial market share.

      The market for cleaning and garden products is highly competitive. Although our products are organic and therefore distinguishable from most other more established brands, which do contain chemicals, it is possible that many consumers neither care about that fact, nor understand its significance. There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for our products and technologies. We expect competition to intensify in the future, which could also result in price reductions, fewer customers and lower gross profit margins.

      Access to retail outlets may be restricted due to pre-existing agreements that prohibit retailers from selling our products, or retailers may require substantial payments for shelf space which is beyond the Company's financial capabilities. Such payments are common in the retail industry, but historically, the Company has been successful in mitigating these costs due to the uniqueness of our products. In the future our existing retailers may require such payments in order for us to continue to sell through them and new retail outlets may require payments to sell our product. It must be emphasized that our lack of revenues and somewhat limited financial resources could have a serious impact on our ability to execute our business plan.

            5.    The Sources and Availability of Raw Materials

      The Company is not dependent on any raw materials. All products which are sold and marketed by the Company are manufactured by our manufacturing clients. Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until new relationships are satisfactorily in place.

      We also run the risk of manufacturer price increases and component shortages. Competition for products or materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if manufacturers have adequate supplies of components, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects. Our principal suppliers are:

         Abott-Action, Inc.                 -        Shipping Materials
         Enzyme Solutions, Inc.             -        Organic Liquid Concentrates
         Key Container, Corp.               -        Shipping Materials
         Lightning Labels Inc.              -        Bottle Labels
         Macaran Printed Products, Inc.     -        Bottle Labels
         Organica Biotech, Inc.             -        Organic Liquid Concentrates
         Webco Chemical Corp.               -        Liquid Fulfillment
         Zuckerman-Honickman, Inc.          -        Bottles and Sprayers

            6.    Dependence on a Single or Few Customers

      The Company currently has several customers. It has developed and is currently developing multiple strategic alliances with several distributors and independent sales organizations. The Company does not anticipate that it will be dependent on a single customer or small group of customers.

            7. The Importance of Patents, Trademarks, Licenses, Franchises and Concessions Held

      To protect its rights to its intellectual property, the Company relies on a combination of trademark and copyright law, patents, trade secret protection, confidentiality agreements, and other contractual arrangements with its employees, affiliates, clients, strategic partners, and others. The protective steps it has taken may be inadequate to deter misappropriation of the Company's proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce its intellectual property rights. The Company has registered certain of its trademarks in the United States and has pending U.S. applications for other trademarks and patents.

      Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which it offers or intends to offer its products or services. In addition, although The Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that we have violated a patent or infringed a copyright, trademark, or other proprietary right belonging to them. Such claims, even if not meritorious, could result in the expenditure of significant time and money on our part which could materially adversely affect the Company's business, results of operations, and financial condition.

      The Company incorporates certain licensed third-party technology in some if its services. In these license agreements, the licensors have generally agreed to defend, indemnify, and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure that these provisions will be adequate to protect it from infringement claims. The loss or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services.

      The Company has trademark protection for its "Garden Guys Down to Earth Up to Date"TM trademark. In addition, the Company has applied to the US Patent and Trademark Office for trade mark protection for its "Dragonfly Organix from the Earth to the World"TM brand-name trade mark, "Mother Natures Cuisine(TM) Feed your Land from Mother Nature" brand name trade mark, and the picture of the "Plate with Garden Hand Fork and Hand Trowel with Gingham Placemat" trade dress. Final action on these applications is pending subject to publication in the Official Gazette.

            8.    Government Approval

      Government approval is required for some of the Company's current products. The initial approval process is generally obtained by the manufacturer. The Company does not believe that the approval process will have a material impact on its business growth.

            9.    Effect of Any Existing or Proposed Government Regulations

      Other than normal government regulation that any business encounters, the Company's business is not significantly affected by any government regulations. As a publicly held company, we do have extensive responsibilities and expenses to assure compliance with federal and state securities regulation.

            10.   Research and Development Costs

      The cost of Research and Development is borne initially by the manufacturer and built into our manufacturing expense. Since the Company began operations in August 2003 it has spent over one million dollars on market research and development of its markets. The revenues of the Company will be primarily from strategic alliances as described above. Revenues generated, while paying indirectly for research and technology costs accrued to date, will fund the operations of the Company, which includes funding any ongoing research and development.

            11. Cost and Effects of Compliance With Environmental Laws and Regulations

      The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any potential environmental rules and/or regulations. Further, the Company does not own any real property which would lead to potential liability as a land owner. Therefore, the Company does not anticipate that there will be any costs associated with compliance with environmental laws and regulations.

            12.   Employees

      As of the date hereof, the Company employs 4 full-time employees and 2 part-time employees. The Company hires independent contractors on an "as needed" basis only. It has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, we will attempt to hire additional employees as needed based on our growth rate.

      We will be dependent on our current management team for the foreseeable future. The loss of the services of any member of this management group would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on Sam Jeffries and other key management personnel. CEO Sam Jeffries' continued involvement is particularly critical. In the event he became unavailable, it would have a material adverse effect on operations. At this time, we have no employment agreement nor have we obtained "key man" insurance policies on Sam Jeffries or anyone else. The expansion of our business will be largely contingent on our ability to attract and retain additional qualified personnel, as needed, for the management team. There is no assurance that we can find suitable management personnel or will have the financial resources to attract or retain such people, if found.

            13.   Cautionary Statement on Forward Looking Statements

      Certain statements in this Report constitute "forward - looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Management believes such statements to be relevant to an assessment and understanding of our results of operations and financial condition, which are based upon our financial statements prepared in accordance with generally accepted accounting principles in the USA. The discussion should be read in conjunction with our financial statements and notes thereto, appearing in this report.

      The preparation of these financial statements requires us to make estimates and judgments that may affect the reported amount of assets and liabilities, revenues and expenses, and the related disclosure of such contingent assets and liabilities at the date of our financial statements. As a development stage company ,actual results may substantially differ from these estimates under different assumptions and conditions.

      This report also contains forward-looking statements that involve risks and uncertainties, which may include statements about our:

            o     Business strategy

            o     Expansion of our manufacturing capabilities

            o     Plans for entering into collaborative agreements

            o Anticipated sources of funds to finance our operations following the date of this report

            o Plans, objectives, expectations and intentions contained in this report that are not historical fact

      The following words and financial projections contain figures related to plans, expectations, future hoped-for results, performance, events or other matters that are "forward-looking statements". When used in the section describing our Plan of Operations, words such as "estimate", "project", "intend", "expect", "anticipate", and other similar expressions are intended to be forward-looking statements. Such statements involve numerous risks and uncertainties, including, but not limited to, the science of organics, the development of the Company's products, markets for those products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward looking statements which are often no more than Management's expression of its expectations. The Company undertakes no obligation to release or deliver to investors, revisions to these forward-looking statements to reflect events or circumstances after the date of this report, the occurrence of unanticipated events or other matters that may occur in the future.

      ITEM  2. DESCRIPTION OF PROPERTY

      The Company is in a "tenant at will" agreement with Leo S. Arcand (Lessor) of 114 Broadway, Raynham, MA. The premises encompass the North side of a one story, commercial, wood building with approximately 500 square feet of office space. The monthly lease payment is $600.00 per month. It is located in an area that has easy access to major highways. Products are received and shipped by contract carriers.

      The Company also leases storage space at two locations. The cleaning bottle inventory including concentrate, bottles, sprayers, labels and cartons is stored at our fulfillment house, Webco Chemical in Dudley, Massachusetts. The storage and picking is performed as a function of bottling and the Company is not separately charged for storage. We utilize about 7,500 sq. ft. of space. We do not have a warehouse agreement with Webco.

      The Company's dry gardening products, including organic fertilizers are stored at a facility in North Smithfield, Rhode Island. It is owned by Banneker Industries and we utilize about 600 sq. ft. for which we pay $.80 per square foot with a minimum charge of $500 per month. The arrangement runs to January 31, 2008. Banneker charges us separately for picking.

      ITEM  3. LEGAL PROCEEDINGS

      We are not presently a party to any material litigation.

      ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

                                     PART II
                                     -------

      ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (a) Market Information. The Company's common stock is not traded on any stock exchange or on the over-the-counter market. The Company is not aware of any market activity in its stock since its inception through the date of this filing.

            (b) Holders. As of December 20, 2007, there are 158 record holders of 5,388,569 shares of the Company's common stock.

            (c) Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

            (d)   Sales of unregistered securities.

      On August 27, 2003 we issued 150,000 restricted shares to Leonard B. Colt, Jr. pursuant to a consultant agreement for services rendered to us in connection with the administration of our business and the sales and marketing of our products. Also, on July 26, 2006 we issued 6,938 restricted shares in payment of a $2,500 Convertible Debenture Note issued to him for cash plus accrued interest thereon at the exercise price of $.42 per share.

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

      On December 21, 2006 we issued 27,896 shares of common stock to Vincent Innone, an accredited investor, upon his conversion of our $10,000 7% Convertible Note dated March 25, 2004 issued for a cash loan at the exercise price of $.42 per share in payment of the principal balance and accrued interest thereon.

      The Company's shares were issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 ("Securities Act"). No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under
      Section 4(2) of the Securities Act since the issuance of such shares by us did not involve a public offering. Each of the accredited investors is a sophisticated investor and had access to information normally provided in a prospectus regarding us. The transactions were not a "public offering" due to the limited number of persons involved, size of the transactions, manner of the offering, restricted nature of the shares and number of shares offered, among other factors. We did not undertake an offering in which we sold a high number of shares to a large number of investors. In addition, our offerees are believed to have had the necessary investment intent and all subscribers received share certificates bearing a legend stating that such shares may not be resold except pursuant to a valid exemption under the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and were therefore not part of a "public offering". Based on an analysis of the above factors, we believe we have met the criteria to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

      Commencing January 3, 2006, the Company conducted an offering of 1,258,244 shares of its common stock for the aggregate of $1,000,000 at prices not exceeding $1.00 per share, to accredited investors in reliance upon the exemption pursuant to Rule 504 of Regulation D of the Securities Act, and to holders of the Company's 6% Convertible Debentures, as well as, to the holders of its convertible promissory notes at the conversion exercise price of $.42 per share.

      The Company now has reason to believe that the Rule 504 exemption may not be applicable to the shares sold in this manner because we were a "reporting company" for a portion of the offering period. Nevertheless, it is our position that the sales were exempt transactions under the securities act and that resales in conformity with Rule 144 of the Act may be made after the shareholder has satisfied the prescribed holding period. This offering was also registered by qualification pursuant to Section 49:3-61 of the New Jersey Uniform Securities Laws (1997) and pursuant to
      Section 35(e) of the New York General Business Law. As of December 20, 2007 the Company had issued shares of its common stock for cash at $1.00 per share to accredited investors and had issued 880,476 additional shares to convert a total of $328,218 of debt and $41,582 of related interest on the debt. As of the date of this report, the offering is complete and the Company has sold 999,500 shares of its common stock for cash proceeds of $999,500.

            (e)   Description of Securities.

            (i)   Common Stock

      The Company is authorized by its Certificate of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $.0001 per share (the "Common Stock").

      The following is a summary description of our capital stock and certain provisions of our certificate of incorporation and by-laws, copies of which have been incorporated by reference as exhibits to this report. The following discussion is qualified in its entirety by reference to such exhibits.

      All common shares are equal to each other with respect to voting and dividend rights and are equal to each other with respect to liquidation rights. Special meetings may be called by the Board of Directors or by any officer instructed by the directors to call the meeting. The shareholders have no right to call special meetings. Holders of common shares are entitled to one vote any meeting of the shareholders for each common share they own as of the record date fixed by the Board of Directors. At any meeting of shareholders, a majority of the outstanding common shares represented at the meeting will govern, even if this is substantially less than a majority of the common shares outstanding. Directors are elected by a plurality of votes. Holders of shares are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and on liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders. There are no conversion, pre-emptive or other subscription of assets available for such a distribution to shareholders. The shares do not have cumulative voting rights, which means that the holders of more than fifty percent of the common shares voting for election of directors may elect all the directors, if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty will not be able to elect directors.

      This description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits to this Form 10-KSB.

            (ii)  Debt Securities. None

            (iii) Securities To Be Registered. None


      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        A.    Plan Of Operations

      Since its inception in August 2003, the Company has been involved in the development and acquisition of a wide variety of organic-based products to be initially sold to retail supermarkets, convenience stores, colleges, universities, laboratories, national pharmacies, lawn and garden centers and the funeral industry. In addition, new markets being pursued include costume jewelry, sporting goods, optical, hobby and craft, health and beauty, footwear, automotive, cigar catalog houses, the quilting industry and boating.

      The Company searches out small companies that have excellent organic products, and through our own private label, seeks to bring them to market at the retail, wholesale or internet level.

      The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by a startup company must be considered when evaluating the Company's prospects. The Company's plan of operating for the next twelve months is to further develop its product line while continuing to seek strategic alliances with manufacturers, retail outlets, sales representatives and distributors. Management believes that its existing funds in combination with funds sought to be raised in a contemplated minimum of $2.5 Million of an equity offering and combined with revenues generated by its operations will be sufficient to fund operations for more than the next 36 months. However, there is no guarantee that the Company will be able to raise sufficient capital. In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. The operating expenses cannot be predicted with certainty. They will depend on several factors, including, but not limited to, marketing expenses, acceptance of the Company's products in the market and competition for such products. Management has no firm basis for projecting the increase in revenue required to sustain operations as anticipated above. Such assumptions are based almost entirely on the valuable relationships that the Company has forged which it believes will translate into operating revenues. It is stressed that these assumptions are not at all based on firm commitments from customers or on other tangible evidence.

      The Company currently is in the process of acquiring, developing and introducing its products to the market. It has acquired and developed approximately 25 different organic non-food products. It has already received and is fulfilling orders for its new Dragonfly OrganixTM Organic-based cleaners from Shaws Supermarkets (150 stores), Hannaford Supermarkets (110 stores), Stop & Shop Supermarkets (50 stores), Tops Supermarket (20 stores), Giant Supermarkets (55 stores), Roche Bros Supermarkets (7 stores) and Albertson's of Florida (210 stores). The Company anticipates that it will be able to launch its organic fertilizer products in the spring of 2008 under its Mother Natures CuisineTM and/or Garden Guys private label. While the Company believes that it will accomplish this goal, if it cannot raise additional working capital, the probability of the Company meeting that timetable will be adversely affected.

      The Company is in the process of rolling out its product line to an expanding customer base. Over the course of 2008, sales may be expected to ratchet themselves up as new customers come on board and reorders start to come in. The Company lost about ($850,000) in calendar 2007. While cash flow from operations was about ($750,000). In 2008 the Company projects a loss of ($250,000) and negative cash flow from operations of ($150,000).

      We will continue to use the radio as the primary source for marketing our products. Sam Jeffries, the Company's President, hosts a two-hour Sunday morning garden talk radio show. Using this vehicle we tell customers why they should consider organic alternatives, how they should use organic products and where they can buy them. Since the Company pays for the air time, we also receive an inventory of commercials that will be partially used to educate consumers and let them know where to buy the products, as well as selling commercials to help offset the cost of the radio expense.

      As previously noted, the Company has strategic relationships established with key sales representative and distributor organizations in the markets that we service and has developed very strong relationships with several vendors for the fulfillment of our organic liquid and fertilizer product lines. The Company plans to vigorously pursue strategic relationships that enhance its ability to deliver quality products at reasonable prices.

      To cover any anticipated cash shortfalls, the Company collected $575,000 in fiscal 2007, from the now completed January 3, 2006 private stock offering. In addition, we continue to negotiate additional short-term bridge loan financing, which the Company projects will be in place by February, 2008.

      The Company's projected Plan of Operations for calendar year 2008 consists of the following: (000's omitted)

                                                              Year 2008
                                                              ---------
Revenues                                                         $3,000
Margin                                                              900
Selling, General and Administrative Expense                       1,140
Other (Income)/Expense                                               10
Net Profit/(Loss) Before Taxes                                   ($ 250)
-------------------------------

            The Company continues to rely heavily on invested capital and short-term debt. We had expected to complete a short-term bridge loan financing of $500,000 by the end of 2007. Actually, $332,000 has been raised through the end of the year and an additional $125,000 has been committed. We expect to complete the $500,000 financing by February, 2008. The Company continues to seek additional financing of about $2.5 million. If operating revenues increase as expected, the additional $2.5 million would leave us with sufficient working capital for 2010. On the other hand, if we are only able to raise $1 million and sales do not increase significantly, the Company would likely exhaust its resources in early 2009.

      1.    Revenue Projections

      Other than purchase orders that we have received in fiscal 2007 totaling $190,000, there are no firm commitments as to future revenues. In some cases, grocery store slotting fees have been paid which guarantees us space on their shelves for a year; however, there is still no guarantee that the product will sell. That is why we have made a heavy commitment to advertising and promotion to enhance product recognition and encourage reorders.

      Our 2008 projections were made on an industry-by-industry basis with 65% of our projected revenues coming from a combination of Grocery, Convenience and College Book Stores. The other 35% is expected to come from our new association with Fisher Scientific. In preparing our projections we identified customers that we are currently shipping, those whom we are about to start shipping and those who have indicated a desire to carry our products, at some point during 2008.

      For each of these groupings we believe we conservatively estimated when we would begin doing business, how many stores we would be shipping to, how many cases of our product each store would buy and how often in each year they would purchase the product.

      Based upon this formula, we were able to estimate how many cases would be sold each month and how much the projected dollar revenue would represent on a monthly, quarterly and annual basis.

      2.    Expense Projections

      Costs of sales were projected based upon the amount of product being sold and the extensive by product costs we had developed. As volume increases it is expected that costs will go down as a function of better quantity purchases. Our projections do not, however, take these cost reductions into consideration.

      General and Administrative costs (on an annualized basis) were maintained at no more than 15% of sales to keep our overhead costs at a bare minimum. In fiscal 2007, these costs included legal, accounting and consulting fees of $258,000.

      Marketing and Selling expenses were projected at 23% of revenues. If revenues are higher than projected, more of the additional revenues will be reinvested in further marketing and selling activities. If revenues come in lower than projected, analysis will be done to determine why and, if appropriate, marketing and selling expenses will be reduced or redirected. These expenses include, but are not limited to, radio show costs, website maintenance and development, advertising allowances, display cases, trade show participation and print media advertising. In fiscal 2007, these costs were $267,000.

      We believe that we have developed a careful, well-thought out business plan based upon educated assumptions using the most current data available to us. Because we are still in the early stages of our growth, there is, of course, no guarantee as to how much or how often existing or new customers will buy from us. Barring a significant miss (>50%) in our projections, however, we believe that our business plan contains enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required.

      There is no assurance that the Company's actual operations will reflect the above projections. Market conditions, competition, the ability to raise capital and all other risks associated with the operation of a business could adversely impact upon the Company achieving the above projections. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear.

      The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key supermarket chains throughout the US to accept and sell its household organic cleaning products. To this end the Company has received and filled orders and re-orders during the current fiscal year (ie. October 2006 through September, 2007) aggregating approximately $190,000 from recognized chains such as Hannaford Supermarkets, Shaws Supermarkets, Stop & Shop, Tops, Giant and others. In addition, the Company has entered into an agreement with an established sales representative organization, North Eastern Sales Solutions, to represent its cleaning products, as well as other products, in New England supermarkets, drug, convenience and mass merchant trade retail outlets. Their clients include, among others, Hannaford, Shaws, Stop and Shop Supermarkets and CVS Pharmacies.

      The Company must have the capability of producing and delivering its cleaning products in sufficient volume or quantities and in a timely manner to fulfill orders. To this end the Company has utilized on an order by order basis a fulfillment company, Webco Chemical Co., located in Dudley, Massachusetts which it believes has the capacity and ability to handle its requirements and more, over the next three years. Their function is to take the ingredients in concentrated form, add water, fill the bottles, label them, fill the cartons and ship the order to the customer.

      In addition, the Company anticipates that it will need to continue to seek financing from outside sources as it expects our operating expenses to increase as a result of the planned expansion into 2008, 2009.and beyond In order to provide this necessary additional financing, the Company intends to commence a private placement of securities seeking at least $2.5 million in early 2008. We have no basis for predicting the success of such an offering.

      3.    Risks Related To Our Business And Operations

      o     Economic or industry-wide factors relevant to the Company:
            Should consumer interest in "organic" or "natural" products diminish or even discontinue (which is unlikely in the Company's' opinion), the industry and the Company could be adversely impacted. Should there be a natural disaster, for example, garden product sales business could likewise be adversely impacted by extreme weather conditions throughout each area of the United States. Should there be a shortage of suppliers in enzyme technology which is the make-up of some of the products; the Company could be adversely impacted. A slower than anticipated roll-out of products to customers due to such external factors would materially affect the Company's ability to realize a profit and to yield a positive cash flow from operations as quickly as we expect.

      o     Material opportunities, challenges:
            Should the suppliers not be able to deliver in the quantities the Company needs at any given time in order to supply the orders, this too would have an adverse effect on the sales and commitments. Should the contract manufacturer not be able to deliver the finished goods in a timely manner, or should they suffer any type of physical plant disaster or labor strikes or shortages, it would adversely impact the Company's' business. Challenges will be incurred as more and more companies enter into the same or similar market(s) which competitors may be more heavily financed than is the Company.

      o Risks in short and long term and the actions we are taking to address them:
            Undercapitalization could impose growth restraints on the Company so as not to be able to enter other markets and regions as planned. If Sam Jeffries were not able to host the weekly talk show, this could impact the education and promotions done on a weekly basis which are considered essential to our prospects.

            The Company is currently completing a bridge loan on its own, recently closed out an equity offering on its own, and intends to commence a private placement of its securities in early 2008. The success of this offering is deemed critical; yet there can be no assuring of its success.

            Should Sam Jeffries not be able to produce the radio show, the present co-hosts could produce and conduct the show. In addition, the Company has added Jim Zoppo, a well respected, well known horticulturist in his own right, as a feature to our show which has expanded the audience reach into central Massachusetts, southern Maine and southern New Hampshire in conjunction with our financial commitment with WRKO. Jim will assist in promotion of any or all of the Company's products each week on his own garden talk radio show. The Company also anticipates that in order to reach a national audience it can franchise the Garden Guys concept throughout the country and have local talk shows discussing lawn and gardening techniques and problems indigenous to each local area.

            o     Risks of Development Stage Company
                  We have just begun generating operating revenues. If we are unable to sustain and increase operating revenues, we will not be able to generate profits and our business may fail.

            o     Reliance on Investment Funds
                  We just recently started to receive cash from customer sales but, for the most part, have relied upon external funding sources; primarily equity capital. While we believe that, with continuing cash from customer sales, we should realize adequate funds to permit us to become self-sufficient by the end of 2009, we will continue to require additional capital, which can only come from investors. If such capital is required and we are unable to obtain it from outside sources, we may be forced to reduce our level of operations and business failure is a possibility.

            o     Reliance on Management Team
                  As stated above, the Company relies heavily upon a small team of full-time officers and consultants. It has no "key man" insurance that would compensate us in the event a critical member of the management group became unavailable for any length of time. Sam Jeffries' continued involvement is deemed especially critical to our marketing effort. The loss of Sam Jeffries or one of several key officers or consultants could have a material adverse impact on the Company's chances for success. At present, key man insurance coverage is being investigated and appears to be unaffordable.

            4.    Risks Related to Ownership of Our Stock


            o     Absence of Trading Market
                  There is currently no public trading market for our common stock. That means that our shareholders have no liquidity and should expect to continue to hold the Company's shares for the foreseeable future. A broker-dealer registered with the Securities and Exchange Commission has filed the necessary application to initiate a trading market on the Over the Counter Electronic Bulletin Board. However, there can be no assurance that an active trading market will develop. Even if our shares begin to trade publicly, there is a substantial "overhang" of outstanding shares that would be eligible for sale under Rule 144. Such sales, if they were to occur, could tend to suppress the market value of our shares for some time.

            o     No Dividends in Foreseeable Future
                  Our board of directors determines whether to pay cash
            dividends on our issued and outstanding shares. Such determination will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future. We anticipate retaining any earnings to finance the growth of our business and for general corporate purposes.

            o Provisions of our Certificate of Incorporation, By-laws and Delaware Law
                  Provisions of our Certificate of Incorporation, By-laws and
            Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue different series of shares of common stock without any vote or further action by our stockholders and our Board of Directors has the authority to fix and determine the relative rights and preferences of such series of common stock. As a result, our Board of Directors could authorize the issuance of a series of common stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of other common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of other series of our common stock.


                        B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company financed its expenditures since its inception primarily through private placements for cash of 6% convertible debentures and convertible promissory notes totaling $328,215 and a $1,000,000 common stock offering commencing on January 3, 2006. Of the 1,258,244 shares of stock offered, 442,917 were allocated to the convertible debenture holders and convertible promissory note holders at a conversion price of $.42 per share and 815,327 shares of common stock were made available to other accredited investors at $1.00 per share.

      As of the date of this report, the private placement commenced on January 3, 2006 is complete and an aggregate of $999,500 has been received from investors.

                             Selected Financial Data
                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

                 For the Years Ended September 30, 2007 and 2006

                             Statement of Operations

                                                Twelve Months    Twelve Months
                                                   Ended             Ended
                                                September 30,     September 30,
                                                    2007              2006
                                                -------------     -------------
Revenues                                           $  190,076            50,111
Margin                                                 96,117             8,151
Compensation Costs                                      4,166            16,667
Selling, General and Administrative Expense           908,403           292,361
Other Income/(Expense)                                 (8,101)         (263,130)
                                                   ----------        ----------
Profit/(Loss) Before Taxes                         $ (824,553)       $ (564,007)
                                                   ==========        ==========
Loss per share-Basic and Diluted                   $    (0.16)       $    (0.15)
                                                   ==========        ==========
Weighted Average Number of Shares                   5,037,031         3,784,827
                                                   ==========        ==========


                                 Balance Sheets

                                                Twelve Months    Twelve Months
                                                   Ended             Ended
                                                September 30,     September 30,
                                                    2007              2006
                                                -------------     -------------
Cash                                               $  193,341        $  226,322
Accounts Receivable                                    30,602             6,081
Inventories                                           111,304            29,174
Fixed Assets                                           12,752             2,711
Other Assets                                              200               200
Prepaid Expense                                        18,893                -0-
                                                   ----------        ----------
TOTAL ASSETS                                       $  367,092        $  264,488
                                                   ==========        ==========
LIABILITIES
Accounts Payable                                   $  239,811        $   83,953
Accrued Expenses                                      123,827            68,335
Notes Payable-Current                                 209,026            67,319
Note Payable-Long Term                                     -0-            7,058
                                                   ----------        ----------
TOTAL LIABILITIES                                  $  572,664        $  226,665

STOCKHOLDERS EQUITY/(DEFICIT)
Common Stock (Note 1)                              $      539        $      481
Additional Paid in Capital                          1,898,410         1,321,475
Prepaid Expenses                                           -0-           (4,166)
Accumulated (Deficit)                              (2,104,521)       (1,279,967)
                                                   ----------        ----------
TOTAL STOCKHOLDERS EQUITY/(DEFICIT)                 $(205,572)       $   37,823
TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY/(DEFICIT)                             $ 367,092        $  264,488
                                                   ==========        ==========
Note 1:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 5,388, 569; 4,811,576 shares issued and outstanding respectively.

      The Company is a development stage company and did not generate any significant operating revenues from its inception on August 23, 2003 to September 30, 2007. The Company is currently focusing its efforts on developing and acquiring quality organic products and establishing a large viable distribution network for these products. While there is no assurance, the Company anticipates that by developing quality products and establishing a broad distribution network, it will be in a position to receive substantial revenues in the future.

      From its inception, the Company has incurred costs associated with the development and launching of its products, probable markets and business. The Company has established brand names, consumer recognition and interest in organics through private labels, the internet and radio and established a distribution network which would increase the quality and marketability of the Company's products. The Company's products have commenced generating revenues during 2007.

      The Company financed its expenditures through private placements of its securities. It raised $125,000 between August and December of 2003 from the private placement of its 6% Convertible Debentures. There also were issued two 6% convertible promissory notes to two individual accredited investors in the aggregate amount of $15,000 (one note for $10,000 and the other for $5,000). In addition there was issued a series of non-interest bearing convertible notes to a director of the Company from March 2004 to March 2006 in the aggregate amount of $188,218. All the debentures and notes were issued for cash and later converted by the holders thereof to 880,476 shares of common stock, at the stipulated exercise price of $.42 per share in payment of the outstanding principal and any accrued interest thereon.

      The Company also financed its expenditures primarily through the sale of its common stock. It has raised an aggregate of $999,500 pursuant to subscriptions received from its stock offering at $1.00 per share, and through the conversion of the 6% convertible debentures, and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. All of the Company's outstanding common shares are restricted as of this report.

      From inception through September 30, 2007 the Company's selling, general and administrative expenses were $1,907,702 These expenses are partially offset by income from radio ads, website, garden and cleaning products sales in the amount of $402,590. As a development stage company, significant resources have been allocated to growing and expanding the Company. These costs include, but are not limited to, $651,753 for Legal and Accounting Fees, $382,562 for payroll, $328,218 for Convertible Debt Expense, $187,470 for advertising, $181,338 brokered time on our radio show and $90,649 for Interest Expense.

      As of September 30, 2007, the Company had current assets of $335,247 and $31,845 in furniture, equipment and other assets, resulting in total assets of $367,092 The Company's current liabilities were $572,664. Working capital at September 30, 2007 and September 30, 2006 were ($237,417) and $41,970, respectively. As a development stage company, the negative swing in working capital is reflective of the debt and vendor stretching that was required to fund non-capitalizable operating expenses such as payroll, advertising and our radio show. The plan, of course, is that the negative swing in working capital will eventually swing positive as product sales multiply and generate positive accounts receivable and cash flow from operations.

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

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. During fiscal 2006, the Company maintained cash in bank accounts which, at times, exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on this account and believes the risk to be minimal.

      Accounts Receivable

      The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of accounts receivable as of September 30, 2007 and September 30, 2006 is collectable and therefore no allowance has been taken.

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

      Prepaid Expense

      Business expenses, including consulting expenses, that are paid for in advance of services being rendered are treated as prepaid. The Company occasionally pays for these expenses with its common stock. When this occurs the offset is shown as a negative component of stockholders' equity.

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

      Advertising

      The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly radio Garden call in program with Clear Channel Communications and Citadel Communications Company. The total annual advertising expense for the contract with Clear Channel and Citadel Communications is $70,600 and $41,700 for the years ended September 30, 2007 and 2006, respectively. The Company also advertises its products throughout area garden clubs and its own website.

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


      Recently Issued Accounting Standards

      In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

      In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles. Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer's year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits. The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. The Company does not anticipate that the adoption of SFAS 158 will have any impact on its financial statements.

      In February, 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB NO. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

      SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, "FAIR VALUE MEASUREMENTS". The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

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

      Equity Issuances for Services

      In December 2004, the FASB issued SFAS No. 123(R), "SHARE-BASED PAYMENT". This Statement revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. The Company has evaluated the provisions of SFAS 123(R) and determined that the share based employee compensation programs are a valuable instrument in retaining and rewarding employees and as a result, the Company will appropriately expense the costs of administering share based compensation programs as required by SFAS 123(R). The issuance of share based compensation has had an immaterial impact on the Company's financial statements. In the absence of any readily available market value for the stock, the company used par value until 2005. There has not been any share based compensation earned since 2005.

      The Company issued common stock to two non-employees for consulting services. As of the measurement date, there was no reliable method to value the Company's common stock. In place of valuing the stock, the Company valued the services it received based on the two individuals similar services provided to unrelated entities. In the first transaction, the stock was issued after the measurement date, but prior to the expiration of the contract. This individual subsequently became an employee and a board member. In the second transaction, the common stock was issued after the completion of the contract. The numbers of shares issued were fixed in each contract and there were no unknown conditions as of the measurement date. The Company expensed the value of the services during the periods that the services were provided.

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


      ITEM  7. FINANCIAL STATEMENTS.

      For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

      ITEM  8A. CONTROLS AND PROCEDURES.

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and have procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

      No change in our internal control over financial reporting occurred during the period covered by this report has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      ITEM  8B. OTHER INFORMATION.

      None.

                                    PART III

      ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      A.    Directors and Executive Officers

            The following table sets forth our current directors, officers and significant employees, their ages, and all offices and positions with our company.

NAME                        AGE                    POSITION
----                        ---                    --------
Samuel F.H. Jeffries         46           President, Chief Executive Officer and
                                          Chairman of the Board of Directors

Stephen B. Jeffries          47           Director

Leonard B. Colt, Jr.         71           Director, Secretary

Jerry Adelstein              75           Director

Joanne L.H. Anderson         50           Director, Vice President

Laurie Basch-Levy            54           Director and Member of Audit Committee

Michael Ernst                56           Director

Mark J. McEvoy               55           Treasurer and Chief Financial Officer

The following is a biographical summary of our directors and officers:

      Samuel F.H. Jeffries has been president, Chief Executive Officer, and Chairman of the Board of Directors since inception. He is also a member of the Executive Committee. Prior to such time, he was president and co-managing member of Garden Connections, LLC, from its inception in 2002. From 1999 to 2001, Mr. Jeffries was Eastern Regional Sales Manager and area manager for Etera Corporation, a wholesale garden products distributor based in Mount Vernon, Washington. His responsibilities included sales, management, forecasts, hiring, computer training, new accounts, budgeting, advertising and promotions. From 1992 to 2000, Mr. Jeffries owned and operated Jeffries

      Horticultural Sales and Jeffries Landscape and Design, based in Franklin, Massachusetts. In 1984, Mr. Jeffries received his Bachelor of Science degree in environmental design from the University of Massachusetts at Amherst. He minored in arboriculture. He was also a certified Occupational Education instructor at the Norfolk County Agricultural High School, Walpole, MA. He is the first cousin of Stephen B. Jeffries, a director.

      Joanne L.H. Anderson, Director, Vice President and member of the Executive Committee. She has been a director of the Company since May, 2005 and is utilizing her artistic designing talents in creating our logos, labels, packaging and our websites. She also oversees the Company's advertising and marketing. From May, 1980 until May, 2005, Joanne was employed as an artist, designer, and head of the art department of North American Carrousel Company located in Minneapolis, Minnesota. She is experienced in website design and graphic and commercial art. She is trained as an artistic painter, sculptor and art conservationist. She apprenticed for four years with leading portrait artist Jerome Ryan. She majored in art at Hamline University in Saint Paul, Minnesota and has restored paintings and ceilings in the Minnesota State Capital and St. Paul Courthouse.

      Len Colt, has been our director since the inception. Since 1993, he has been owner of Pegasus Marketing & Sales based in Little Compton, Rhode Island. Pegasus is in the packaging consultancy firm and sales representative for various packaging manufacturers. In 1958, Mr. Colt received his bachelor of arts degree in history from Middlebury College located in Middlebury, Vermont.

      Jerry Adelstein, has been a director since the inception and is a member of the Audit Committee and the Executive Committee. Since 1968, he has been the president of H&J Associates, a textile sales company, based in Long Island, New York. In 1953, he received a bachelor of science in economics from Alfred University, in New York State. In 1957, he received a Masters degree in business administration with a major in economics from New York University.

      Stephen B. Jeffries, has been a director since the inception. He is also on the Audit Committee. He has been the owner of S.B. Jeffries Consultants since 1990. S.B. Jeffries Consultants is based in Boston, Massachusetts, and is in the business of equity analysis and financial portfolio and estate management. In 1983, he received a bachelor of arts in economics from the University of Chicago. He has completed the C.F.A. Level 1 Examination and C.F.P. Level 1 Examination.

      Laurie Basch-Levy, Director and a member of the Audit Committee. She has been a textile designer, creating designs widely used by major fashion designers in New York City until 1982 when she became treasurer of The George Basch Co. In January 2001 she became President and CEO of The George Basch Co., a privately owned manufacturer and global distributor of the product Nevr-Dull Metal Polish, which was formed in and has operated since 1929. This may give rise to a potential conflict inasmuch as the Company has a business relationship with Nevr-Dull and has a licensing agreement with them (see "Business of the Company", above). Ms. Basch-Levy and the Company will endeavor to avoid any such conflict by excluding her from any decision making or Board votes referable to Nevr-Dull. She received her degree from the Fashion Institute of Technology in New York City.

      Michael Ernst, Director, since the inception. He has been Senior Energy Consultant, Tetra Tech Ec Inc., an engineering and consulting firm since 2006; Vice President of Permitting and Siting for TransEnergie U.S. Ltd. 2001-2006 specializing in environmental engineering; Associate Attorney, Rubin & Rudman, Boston, specializing in environmental law; General Counsel and Legislative Director of the Massachusetts Department of Telecommunications and Energy, 1992-2001; Hearing Officer for the Massachusetts Energy Facilities Siting Board, 1990-1992; Counsel to the Joint Committee on Energy of the Massachusetts Legislature, 1984-1990; Safe Energy Advocate, MASSPIRG, 1981-1983. He received his degrees from Northeastern University School of Law, J.D., and Davidson College, B.S.

      Mark J. McEvoy, was elected Treasurer and Chief Financial Officer on November 15, 2006. He has practiced in the accounting profession for 32 years, during which period he owned and operated an Accounting and Tax practice from 1986 to 1996. He graduated from Bentley College in 1977 with a Bachelor's degree in Accounting. Immediately prior to joining the Company he served 5 years as the CFO of WareRite Distributors, Inc. a fabricator of and distributor of laminate countertop products.

      B. Significant Employees.

      We intend to enter into employment agreements with our officers and significant employees, but we have not yet done so.

      We have not compensated our directors for serving in such capacity, and we have not adopted a policy for compensating them.

      C. Family Relationships. Samuel F.H. Jeffries and Stephen B. Jeffries are first cousins.

      D. Involvement in Certain Legal Proceedings. None

      E. The Executive Committee and the Audit Committee of the Board are separate committees.

      The Executive Committee consists of our independent directors. Its principal functions are to advise and make recommendations to our Board of Directors regarding matters relating to the compensation of officers and senior management.

      The Audit Committee consists of Stephen B. Jeffries, Jerry Adelstein and Laurie Basch-Levy. The Board of Directors has determined that all three members are independent directors as (1) defined in Rule 10A-3(b)(i)(ii) under the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) under Section 121 B(2)(a) of the AMEX Company Guide (although our securities are not listed on the American Stock Exchange or any other national exchange). Stephen B. Jeffries serves as the financial expert as defined in Securities and Exchange Commission rules relating to the Audit Committee.

      We believe Messrs. Adelstein and Jeffries and Ms. Basch-Levy to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm's qualifications, independence and performance (ii) review the reports or statements as may be required by the securities laws, (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls, (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management, and (v) review disclosures by independent accountants concerning relationships with us and the performance of our independent accountants.

      F. Meetings of the Board and Committees.

      Our Board of Directors is responsible for the management and direction of our company and for establishing broad corporate policies. A primary responsibility of the Board is to provide effective governance over our affairs for the benefit of our stockholders. In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our company. In discharging that obligation, Directors may rely on the honest and integrity of our senior executives and our outside advisors and auditors.

      The Board of Directors and the Audit Committee of the board meet periodically throughout the year to receive and discuss operating and financial reports presented by our executive officers as reports by experts and other advisors. The Board held meetings during the fiscal year ended September 30, 2007 in person and telephonically and acted by unanimous written consent on three occasions. In fiscal 2007, the Audit Committee met telephonically on March 2, 2007.

      G. Compliance with Section 16(a) of The Securities Exchange Act of 1934.

      To our knowledge, during the fiscal year ended September 30, 2007, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM  10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregated compensation awarded to, earned by or paid to our Chief Executive Officer and our other executive officers as a group, or to directors for all services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
Name           Year    Salary   Bonus    Stock      Option     Non-Equity       Change in         All Other         Total
and                    ($)      ($)      Awards     Awards     Incentive plan   Pension Value     Compensation      ($)
Principal                                ($)        ($)        Compensation     and               ($)
Position                                                       ($)              Nonqualified
                                                                                Deferred
                                                                                Compensation
                                                                                Earnings
                                                                                ($)
(a)            (b)     (c)      (d)      (e)        (f)        (g)              (h)               (i)               (j)
------------------------------------------------------------------------------------------------------------------------------------
PEO            2007    66,126   -0-      -0-        -0-        -0-              -0-               6,000             72,126

Sam Jeffries   2006    21,154   -0-      -0-        -0-        -0-              -0-               6,000             27,154
------------------------------------------------------------------------------------------------------------------------------------

All officers and directors as a group were paid aggregate salaries of $134,626 for the fiscal year ended September 30, 2007.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 20, 2007 certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

                                                    AMOUNT AND
                                                     NATURE OF        PERCENT OF
NAME AND ADDRESS OF                                  OWNERSHIP       OUTSTANDING
BENEFICIAL OWNER                                   (1), (2), (3)        SHARES
----------------                                   -------------     -----------
Samuel F.H. Jeffries                                1,500,000           27.8%

Stephen B. Jeffries                                    25,000             .5%

Leonard B. Colt, Jr.                                  150,000            2.8%

Jerry Adelstein                                     1,338,065           24.8%

Joanne L.H.Anderson                                   256,940            4.8%

Laurie Basch-Levy                                      75,000            1.4%

Michael Ernst                                          43,877             .8%

All Executive Officers and Directors
   as a Group (7 persons)                           3,388,882           62.9%

Bruno Kordish                                         500,000(2)         9.3%

-------------------------------
(1) Beneficial ownership so determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) Bruno Kordish disclaims beneficial ownership with respect to 150,000 shares beneficially owned by his former wife Maryanne Kordish. Those shares are not reflected in the above table.

(3)   Includes shares that may be acquired within the next 60 days.

Applicable percentage of ownership is based on 5,388,569 shares of our common stock outstanding on December 20, 2007.

The address of each of the executive officers and directors is care of Organic Sales and Marketing, Inc. 114 Broadway, Raynham, MA 02767.

The Company has not granted any of the following during or after its fiscal year ended September 30, 2007:

      Grants of Plan-Based Awards

      Equity Awards

      Pension Benefits

      Nonqualified Deferred Compensation

      Director Compensation

No Executive Officer or Director held stock options during the 2007 fiscal year or to date during the current fiscal year.

The Company anticipates that its Executive Committee will develop and establish clear compensation policies and procedures for disclosing these policies.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We pay $1,000 per year to Jeffries Landscape & Design (a company owned by, Samuel F.H. Jeffries) for the storage of certain products we sell.

We have a contract with Pegasus Marketing & Sales, owned by Leonard B. Colt, Jr. The contract provides for a payment of $1,250 per month to Pegasus and reimbursement of expenses incurred at trade shows, and other expenses agreed to by the parties. The contract provides that Pegasus will provide us with consulting services for all aspects of our business including, but not limited to, administrative, sales and marketing. The agreement can be terminated on one month's notice by either party. As of December 20, 2007, we owed Pegasus Marketing $_____.

We owe three notes payable to Samuel F.H. Jeffries and his wife Yvonne M. Jeffries in an aggregate amount of $45,000 ($20,000, $20,000 and $5,000) plus interest at the rate of 10% per annum which are being amortized in monthly payments aggregating $635.55 per month. The first $20,000 note matures December 20, 2011, the second $20,000 note matures January 16, 2012, and the third $5,000 note matures March 25, 2012.

There was a consulting agreement between us and Joanne L.H. Anderson which provided for her services in connection with the operation of our internet sales business, which services included among other things the building and designing of our website, implementation of our e-commerce capabilities, product logo designs, designing our company logo and designing our "Garden Guys" trademark logo. The agreement commenced February 1, 2003 and terminated February 28, 2005. Ms. Anderson received on August 27, 2003, 250,000 shares of restricted common stock for these services pursuant to our agreement. The Company valued the issuance of stock at $25,000 and expensed that amount for the fiscal years 2003, 2004 and 2005. Based on an estimate of the value of the services provided, the value of the stock was set at $.10 per share, as there was no readily ascertainable market value for the stock at the time it was earned. In lieu of valuing the stock, the Company valued the services it received based upon similar services provided by unrelated parties.

Jerry Adelstein also had a consulting agreement with us which commenced September 1, 2002 and terminated August 30, 2005 pursuant to which he performed consulting services in connection with our business, including but not limited to: financial planning on an on going strategic basis, long term investment policies and product development, promotion and sales. Mr. Adelstein on or about August 27, 2003 received 850,000 shares of restricted common stock for his services pursuant to our agreement and in payment of a $9,178 cash loan we owed to him. In addition, Mr. Adelstein received on or about January 1, 2007, 200,117 shares of restricted common stock in satisfaction of a $74,418 promissory Convertible Note with accrued interest of $9,629 or an aggregate of $84,047 at a conversion price of $.42 per share. Also on the same date he received 287,948 shares of restricted common stock in satisfaction of another Convertible Note in the amount of $113,800.00 plus accrued interest of $7,138.00 or an aggregate of $120,938 at the same conversion exercise price.

Stephen B. Jeffries holds a demand note dated February 4, 2002, payable by the Company in the amount of $20,000 with interest at the rate of 12% per annum. Any interest not paid according to its terms shall accrue interest and be added to the principal. As of December 20, 2007 the balance owed on the Note is $35,968 including accrued and unpaid interest.

Bruno Kordich, an affiliated shareholder, received on September 30, 2004, 150,000 restricted shares of common stock valued at $.0001 par value in a non-cash transaction for financial advisory and consulting services rendered from April, 2004 to September 2004 on our behalf in connection with the valuation and acquisition of new organic-based products for development and marketing as well as acquiring ownership interests therein. In addition, Mr. Kordich has received, as of January 1, 2007, an additional 500,000 restricted shares for additional services rendered since September, 2004, of which 150,000 shares were issued to MaryAnn Kordich and to which shares Mr. Kordich disclaims any beneficial interest. The Company valued the first issuance of stock at $15.in the aggregate and expensed the amount in fiscal year 2003. The value of the stock was set at par and is considered founders stock. The Company valued the second issuance of stock at $50,000 and expensed that amount for the fiscal years 2004 and 2005. Based on an estimate of the value of the services provided, the value of the stock was set at $.10 per share, as there was no readily ascertainable market value for the stock at the time it was earned. In lieu of valuing the stock, the Company valued the services it received based upon similar services provided by unrelated parties.

      The Company's management believes that the transactions and agreements with related parties as described above including arrangements with consultants were on terms more favorable to the Company than might have been obtained from unaffiliated third parties.

ITEM  13. EXHIBITS

Exhibit
No.         Description of Exhibit
-------     ----------------------
            Charter and By-Laws
*1.1        Certificate of Incorporation of Garden Connections, Inc.

*2.2 Amendment of Certificate of Incorporation Changing name from Garden Connections, Inc. to Organic Sales and Marketing, Inc.

*2.3        Amended and Restated By-Laws

*3.1        Form of Certificate evidencing Shares of Common Stock
            Material Contracts

*10.1       WHJJ Radio (Rhode Island) Contract

*10.2       WXLM Radio (Southeastern Connecticut) Contract

*10.3       WBSM Radio (Southeastern Massachusetts) Contract

*10.4       WRKO Radio (Boston, Massachusetts) Contract

*10.5       Consulting Agreement dated February 1, 2003 with Joanne L. H.
            Anderson

*10.6       Consulting Agreement dated September 1, 2002 with Jerry Adelstein

*10.7       Consulting Agreement dated January 1, 2004 with Leonard Colt DBA

            Pegasus Marketing & Sales
*10.8       Office Lease

*10.9       Agreement with Andrew Garrett, Inc. (Private Placement Agent)

*10.10      Letter from Land O'Lakes Purina Feed Organization dated
            November 14, 2006

*10.11      Consulting Agreement with Bruno Kordich

*10.12      Representation Agreement with North Eastern Sales Solutions

*10.13      Representation Agreement with North East Garden Group, LLC

10.14       Agreement with Fisher Scientific

10.15       Licensing Agreement with Nevr-Dull

            Additional Exhibits

*99.1       State of New Jersey Notice of Effective Securities Registration

*99.2       State of New York Notice of Effective Registration

*99.3       Land O'Lakes News Release dated February 15, 2007
            Report of fourth-quarter / year-end Results

*99.4       National Gardening Association publication on
            Garden Market Research newsletter 2007

*99.5       OTA's 2006 Manufacturer Survey

*99.6       Thermo Fisher Scientific Website with Catalog attached

*99.7       Funeral Service Trends


* All exhibits so marked comprise part of the Company's Registration Statement on Form 10/SBA filed on September 27, 2007.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

31.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All audit and professional services provided by Chisholm, Bierwolf and Nilson, Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The aggregate fees billed by Chisholm, Bierwolf and Nilson were $16,500 and $18,165 for the fiscal years ended September 30, 2007 and 2006, respectively.

                                                        Amount
Description of Fees                         2007                       2006
-------------------                         ----                       ----
Audit Fees                               $165,500                     $18,165
                                         --------                     -------
Audit-Related Fees                          -0-                         -0-
                                         --------                     -------
Tax Fees                                    -0-                         -0-
                                         --------                     -------
All Other Fees                              -0-                         -0-
                                         --------                     -------
Total                                    $165,500                     $18,165
                                         ========                     =======

Audit Fees

Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees

Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers to be well qualified to serve as our independent public accountants.

The Audit Committee will pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

Tax Fees

This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

      Chisholm, Bierwolf and Nilson was paid no other fees for professional services during the fiscal years September 30, 2007 and 2006.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ---------------------------------------------
                                         ORGANIC SALES AND MARKETING, INC.

                                 By /s/ Samuel F.H. Jeffries
                                   ---------------------------------------------
                                   Samuel F.H. Jeffries, Chairman, President and Chief Executive Officer

                               Date January 11, 2008
                                   ---------------------------------------------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

                                 By /s/ Mark J. McEvoy
                                   ---------------------------------------------
                                   Mark J. McEvoy, Treasurer and Chief Financial Officer

                               Date January 11, 2008
                                   ---------------------------------------------

*     Print the name and title of each signing officer under his signature.

                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

                          Financial Statements for the
                     Years Ended September 30, 2007 and 2006
                      And Report of Independent Registered
                             Public Accounting Firm

                                    CONTENTS

Report of Independent Registered Public Accounting Firm.................... F-3

Balance Sheets............................................................. F-4

Statements of Operations................................................... F-6

Statements of Stockholders' Equity (Deficit)................................F-7

Statements of Cash Flows................................................... F-8

Notes to the Financial Statements.......................................... F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Organic Sales and Marketing, Inc.

We have audited the accompanying consolidated balance sheets of Organic Sales and Marketing, Inc. as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Sales and Marketing, Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred substantial losses from operations and has limited sales of its products which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

December 18, 2007

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                          For the Years Ended
                                                             September 30,
                                                       -------------------------
                                                         2007             2006
                                                       --------         --------

CURRENT ASSETS

   Cash and cash equivalents                           $193,341         $226,322
   Accounts receivable, net                              30,602            6,081
   Inventories                                          111,304           29,174
                                                       --------         --------

     Total Current Assets                               335,247          261,577
                                                       --------         --------

PROPERTY AND EQUIPMENT, NET                              12,752            2,711
                                                       --------         --------

OTHER ASSETS
   Prepaid Expense                                       18,893               --
   Deposits                                                 200              200
                                                       --------         --------

     Total Other Assets                                  19,093              200
                                                       --------         --------

     TOTAL ASSETS                                      $367,092         $264,488
                                                       ========         ========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                           September 30,
                                                   ----------------------------
                                                      2007             2006
                                                   -----------      -----------
CURRENT LIABILITIES

   Accounts payable                                $   239,811      $    83,953
   Accrued expenses                                     99,386           50,990
   Accrued interest payable                             24,441           17,345
   Line of credit                                           --           15,000
   Current portion of notes payable -
     unrelated parties                                 157,000               --
   Current portion of notes payable -
     related parties                                    52,026           52,319
                                                   -----------      -----------

     Total Current Liabilities                         572,664          219,607
                                                   -----------      -----------
LONG-TERM LIABILITIES
   Notes payable - related parties                          --            7,058
                                                   -----------      -----------
     Total Long-Term Liabilities                            --            7,058
                                                   -----------      -----------
     Total Liabilities                                 572,664          226,665
                                                   -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.0001 par value;
    100,000,000 shares
    authorized, 5,388,569 and
    4,811,576 shares
    issued and outstanding, respectively                   539              481
   Additional paid-in capital                        1,898,410        1,321,475
   Prepaid Expenses                                         --           (4,166)
   Deficit Accumulated during the
     Developmental Stage                            (2,104,521)      (1,279,967)
                                                   -----------      -----------

     Total Stockholders' Equity (Deficit)             (205,572)          37,823
                                                   -----------      -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)               $   367,092      $   264,488
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                Accumulated from
                                                                 August 23, 2003
                                                                   (inception)
                                        For the Years Ended         through
                                            September 30,         September 30,
                                        2007           2006           2007
                                     -----------    -----------  ---------------
REVENUES

   Product sales, net                $   190,076    $    25,000   $   292,157
   Services                                   --         25,111       110,433
                                     -----------    -----------   -----------

     Total Revenues                      190,076         50,111       402,590

COST OF SALES                             93,959         41,960       188,447
                                     -----------    -----------   -----------

   GROSS PROFIT                           96,117          8,151       214,143
                                     -----------    -----------   -----------

OPERATING EXPENSES
   Compensation costs                      4,166         16,667       190,000
   Selling, general and
     administrative                      908,403        292,361     1,717,702
                                     -----------    -----------   -----------

     Total Operating Expenses            912,569        309,028     1,907,702
                                     -----------    -----------   -----------

LOSS FROM OPERATIONS                    (816,452)      (300,877)   (1,693,559)
                                     -----------    -----------   -----------

OTHER INCOME (EXPENSE)

   Interest  income                        4,841          2,934         7,905
   Interest expense                      (12,942)      (266,064)     (418,867)
                                     -----------    -----------   -----------

     Total Other Income (Expense)         (8,101)      (263,130)     (410,962)
                                     -----------    -----------   -----------

NET LOSS BEFORE INCOME TAXES            (824,553)      (564,007)   (2,104,521)

INCOME TAX EXPENSE                            --             --            --
                                     -----------    -----------   -----------

NET LOSS                             $  (824,553)   $  (564,007)  $(2,104,521)
                                     ===========    ===========   ===========

LOSS PER SHARE-
     Basic and Diluted               $     (0.16)   $     (0.15)
                                     ===========    ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
     Basic and Diluted                 5,037,031      3,784,827
                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period August 23, 2003 (inception) through September 30, 2007

                                                                                       (Deficit)
                                                                                      Accumulated                     Total
                                                                         Additional    during the                  Stockholders'
                                                  Common Stock            Paid-In     Development      Prepaid        Equity
                                             Shares         Amount        Capital        Stage         Expenses      (Deficit)
                                           ----------    -----------    -----------  ------------    -----------   -------------
Balance, August 23, 2003 (inception)               --    $        --    $        --   $        --    $        --    $        --

Value attributed to discount on
  convertible note                                 --             --        112,500                                     112,500

Shares issued for services
  at $.0001/share                           1,600,000            160             --                                         160

Cash Contribution to Capital                                                  2,328                                       2,328

Shares issued for services
  at $.10/share                             1,250,000            125        124,875                     (125,000)            --

Amortization of Prepaid Expenses                                                                          49,433         49,433

Net loss for the year ended
  September 30, 2003                                                                     (119,383)                     (119,383)
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2003                 2,850,000    $       285    $   239,703   $  (119,383)   $   (75,567)   $    45,038
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------

Value attributed to discount on
  convertible note                                 --             --         80,274                                      80,274

Cash Contribution to Capital                                                    350                                         350

Shares issued for services
  at $.10/share                               150,000             15         14,985            --             --         15,000

Shares issued for services
  at $.10/share                               500,000             50         49,950                      (50,000)            --

Amortization of Prepaid Expenses                                                                          56,885         56,885

Net loss for the year ended
  September 30, 2004                                                                     (337,157)                     (337,157)
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2004                 3,500,000    $       350    $   385,262   $  (456,540)   $   (68,682)   $  (139,610)
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------

Value attributed to discount on
  convertible note                                 --             --         85,944            --                        85,944

Amortization of Prepaid Expenses                                                                          47,849         47,849

Net loss for the year ended
  September 30, 2005                               --             --             --      (259,420)                     (259,420)
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2005                 3,500,000    $       350    $   471,206   $  (715,960)   $   (20,833)   $  (265,237)
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------

Value attributed to discount on
  convertible note                                 --             --         49,500            --                        49,500

Amortization of Prepaid Expenses                                                                          16,667         16,667

Shares issued for cash at $1.00/share         431,100             43        431,057            --                       431,100

Shares issued for conversion of debt
  at $.42/share                               880,476             88        369,712            --                       369,800

Net loss for the year ended
  September 30, 2006                               --             --             --      (564,007)                     (564,007)
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2006                 4,811,576    $       481    $ 1,321,475   $(1,279,967)   $    (4,166)   $    37,823
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------

Shares issued for cash at $1.00/share         576,993             58        576,935            --                       576,993

Amortization of Prepaid Expenses                                                                           4,166          4,166

Net loss for the year ended
  September 30, 2007                                                                     (824,553)                     (824,553)
------------------------------------------------------   -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2007                 5,388,569    $       539    $ 1,898,410   $(2,104,521)   $        --    $  (205,572)
======================================================   ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                   Accumulated from
                                                                                                                   August 23, 2003
                                                                                    For the Years Ended          (inception) through
                                                                                       September 30,                 September 30,
                                                                                 2007                 2006                2007
                                                                              -----------          -----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                   $  (824,553)         $  (564,007)      $(2,104,520)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation expense                                                           2,698                  330             3,365
     Shares issued for services                                                        --                   --            15,160
     Shares issued for convertible debt interest                                       --                   --            41,582
     Amortization of prepaid expense                                                4,166               16,667           175,000
     Amortization of discount on notes payable                                         --              230,944           328,218
     Write-off of receivable from officer                                              --                   --            15,689
   Change in operating assets and liabilities:
     Accounts receivable-trade                                                    (24,521)              (3,305)          (30,602)
     Inventories                                                                  (82,130)             (19,460)         (111,304)
     Deposits                                                                          --                   --              (200)
     Prepaid expense                                                              (18,893)                  --           (18,893)
     Due from officers                                                                 --                   --           (15,689)
     Accounts payable                                                             155,858                2,794           239,811
     Accrued expenses                                                              48,396               35,774            99,386
     Accrued interest payable                                                       7,096               23,391            24,441
                                                                              -----------          -----------       -----------

      Net Cash Used in Operating Activities                                      (731,883)            (276,872)       (1,338,556)
                                                                              -----------          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                             (12,739)              (2,703)          (16,117)
                                                                              -----------          -----------       -----------

     Net Cash Used in Investing Activities                                        (12,739)              (2,703)          (16,117)
                                                                              -----------          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of shares                                               576,993              431,100         1,008,093
   Cash Contribution to Capital                                                        --                   --             2,678
   Proceeds from Line of Credit                                                        --               15,000            15,000
   Payments on Line of Credit                                                     (15,000)                  --           (15,000)
   Proceeds from notes payable-unrelated parties                                  157,000                   --           157,000
    payable - related party                                                            --               49,500           193,218
   Proceeds from convertible notes payable                                             --                   --           135,000
   Proceeds from notes payable - related party                                         --               32,000            94,987
   Payments on notes payable - related party                                       (7,351)             (25,655)          (42,961)
                                                                              -----------          -----------       -----------

     Net Cash Provided by Financing Activities                                    711,642              501,945         1,548,015
                                                                              -----------          -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                   (32,981)             222,370           193,341

CASH, BEGINNING OF PERIOD                                                         226,322                3,953                --
                                                                              -----------          -----------       -----------

CASH, END OF PERIOD                                                           $   193,341          $   226,322       $   193,341
                                                                              ===========          ===========       ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                                     $     5,695          $     9,938       $    32,236
   Cash paid for income taxes                                                 $        --                   --                --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Shares issued for conversion of notes payable
        and accrued interest                                                  $        --          $   369,800       $   369,800
   Shares issued for services                                                          --                   --            15,160
   Shares issued for prepaid services                                               4,166               16,667           175,000

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 1 - Organization and Principle Activities of the Company
-------------------------------------------------------------

Business Description
Organic Sales and Marketing, Inc. was incorporated in the state of Delaware on August 23, 2003. On September 8, 2003, a security exchange agreement was entered into with Garden Connections, LLC. Garden Connections, LLC partners received all of the issued and outstanding common stock of Organic Sales and Marketing, Inc. in exchange for their interests in Garden Connections, LLC.

The Company is located in Raynham, Massachusetts and is engaged in the sale and marketing of a wide variety of organic products primarily for lawn and garden application, for distribution and sale in the New England Area to garden centers and health food stores. The Company is expanding their markets by acquiring other types of consumer products that have organic origins and can be private labeled. The Company currently has private label organic products that have been modified to meet applications in other industries. These new markets include costume jewelry, sporting goods, grocery, optical, health and beauty, footwear, museum stores, historical preservation groups, and boating.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and incorporate the following significant accounting policies:

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

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

Revenue Recognition (continued)
Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date. The Company records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these retailers or consumers. The provision for anticipated product returns and price markdowns is primarily based upon the Company's analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. The Company will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In compliance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the Balance Sheet as deferred revenue until the revenue recognition criteria is met.

Revenue from radio advertising is derived from two sources, the sale of commercial spots on the Garden Guys radio talk show and hosting a live broadcast. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents. During fiscal 2006 and fiscal 2007, the Company maintained cash in bank accounts which, at times, exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on this account and believes their risk to be minimal.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of accounts receivable as of September 30, 2007 and September 30, 2006 is collectable.

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

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

Prepaid Expense
Business expenses, including consulting expense, that is paid for in advance of services being rendered are treated as prepaid. The Company occasionally pays these expenses with the common stock of the Company. When this occurs the offset is shown as a negative component of stockholders' equity.

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

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly radio Garden Call In program with Clear Channel Communications and Citadel Communications Company. The total annual advertising expense for the contract with Clear Channel and Citadel Communications is $70,600 and $41,700 for the years ended September 30, 2007 and 2006, respectively. The Company also advertises its products throughout area garden clubs and its own website.

Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and warrants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. There were no stock options or warrants outstanding during the periods presented.

                                                         For the Years Ended
                                                             September 30,
                                                       ------------------------
                                                         2007            2006
                                                       --------        --------
Basic and Diluted
-----------------
Net Loss - Numerator                                   $(824,553)     $(564,007)
                                                       =========      =========

Weighted Average Shares - Denominator                  5,037,031      3,784,827
                                                       =========      =========

Per Share Amount                                       $   (0.16)     $   (0.15)
                                                       =========      =========

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

Recently Issued Accounting Standards (Continued)

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

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. The Company does not anticipate that the adoption of SFAS 158 will have any impact on its financial statements.

In February, 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB NO. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

Recently Issued Accounting Standards (Continued)

SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, "FAIR VALUE MEASUREMENTS". The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

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

Note 3 - Inventories
--------------------

Inventories consisted of the following as of:

                                                       For the Years Ended
                                                          September 30,
                                                   ----------------------------
                                                      2007              2006
                                                   -----------      -----------
Raw materials                                      $    80,360      $    25,684
Finished goods                                          30,944            3,490
                                                   -----------      -----------

Totals                                             $   111,304      $    29,174
                                                   ===========      ===========

At September 30, 2007 and 2006, no provision for obsolete inventory was recorded by the Company.

Note 4 - Property and Equipment
-------------------------------

Property and equipment consisted of the following as of:

                                                        For the Years Ended
                                                            September 30,
                                                   ----------------------------
                                                      2007              2006
                                                   -----------      -----------
Property and equipment                             $    16,117      $     3,378
Less: accumulated depreciation                          (3,365)            (667)
                                                   -----------      -----------

Property and equipment, net                        $    12,752      $     2,711
                                                   ===========      ===========

Depreciation expense on property and equipment was $2,698 and $330 for the years ended September 30, 2007 and 2006, respectively.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 5 - Income Taxes
---------------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carry-forward of $1,766,822 and $950,499 as of September 30, 2007 and September 30, 2006, respectively, which may be offset against future taxable income through 2027. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

                                                       For the Years Ended
                                                           September 30,
                                                   ----------------------------
                                                      2007              2006
                                                   -----------      -----------
Deferred tax asset:
Net operating loss carryforward                    $   688,370      $   366,795
Valuation allowance                                   (688,370)        (366,795)
                                                   -----------      -----------

                                                   $        --      $        --
                                                   ===========      ===========

The components of income tax expense are as follows:

                                                       For the Years Ended
                                                           September 30,
                                                   ----------------------------
                                                      2007              2006
                                                   -----------      -----------
Current Federal tax                                $        --      $        --
Current State tax                                           --               --
Change in NOL benefit                                  321,576          129,895
Change in valuation allowance                         (321,576)        (129,895)
                                                   -----------      -----------

                                                   $        --      $        --
                                                   ===========      ===========

                        ORGANIC SALES and MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 6 - Convertible Notes Payable
----------------------------------

Between February 2002 and March 2006, the Company issued a number of interest bearing and non-interest bearing notes that were convertible into the Company's common stock at the option of the holder at an exercise price of $0.42 per common share. One group of 6% interest bearing notes of identical terms were issued to ten individual investors between August 30, 2003 and December 4, 2003 totaling $120,000 (the "$120,000 Notes") all of which matured (including extensions) on September 30, 2006. Two additional interest bearing notes were issued to related parties in December 2003 (both are board members, the "Board Notes") totaling $5,000 under the same terms as the $120,000 Notes. Two other parties were issued 6% interest bearing notes totaling $15,000 (the "$15,000 Notes"), maturing nine years after issuance under the same terms as the $120,000 notes. The $15,000 Notes were broken out as follows: $5,000 to a related individual and $10,000 to an un-related individual. A series of non-interest bearing convertible notes were issued to another related party, Jerry Adelstein, for a total of $188,218 (the "Adelstein Notes") between the period of March 2004 and March 2006, all of which matured nine years after their issuance. All notes were issued in return for cash or cash disbursements and not for services rendered. On July 26, 2006, each of these convertible notes was converted into a total of 781,471 shares of the Company's common stock and the related accrued but unpaid interest on these convertible notes was also converted into 99,005 shares of common stock (see Note 11). As a result of the conversions into common stock, the balance due on these convertible notes at September 30, 2007 and September 30, 2006 was $-0-.

The Company has accounted for the above convertible notes under the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features (BCF) or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". EITF 98-5 provides that an instrument, with an embedded beneficial conversion feature present, must value the conversion feature. The Company has valued the conversion feature of all the notes and determined it to be greater than the proceeds received; therefore the BCF is limited to the proceeds received. The BCF was accreted on a straight-line basis over the period from issuance until maturity of the notes. In accordance with EITF 00-27, paragraph 21, any unamortized discount that remained on notes that were converted prior to their maturity date were immediately charged to interest expense on the Company's statements of operations.

Note 7 - Notes Payable-Unrelated Parties
----------------------------------------

In June, July and August, 2007 promissory notes totaling $157,000 were issued to nine note holders. Two types of promissory notes were issued carrying maturity dates of eight months and twelve months. Eight month promissory notes totaling $62,000 were issued to five note holders Twelve month promissory notes totaling $95,000 were issued to four note holders. All promissory notes carry interest at 15% per annum. The eight month promissory note carries an 8 1/2% interest bonus at maturity and the twelve month promissory note carries a 2 1/2% interest bonus at maturity. All accrued interest and principal is paid at maturity. Accrued interest payable at September 30, 2007 was $3,122.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 8 - Notes Payable - Related Parties
----------------------------------------

Notes payable - related parties consisted of the following at:

                                                       For the Years Ended
                                                           September 30,
                                                   ----------------------------
                                                      2007             2006
                                                   -----------      -----------
Note payable with a director
  of the Company, interest at 6% per
  annum, payments of $1,000 due
  monthly beginning April 1, 2007,
  matures March 2010, unsecured.                   $    32,026      $    32,026

Note payable with the President
  of the Company, interest at 10% per
  annum, payments of $636 due monthly,
  accelerated payments are permitted,
  matures October 2007, unsecured.                          --            7,351

Note payable with a related
  individual, interest at 10% per
  annum, no current repayment
  requirements, due on demand,
  unsecured.                                            20,000           20,000
                                                   -----------      -----------

Total Notes Payable - Related Parties                   52,026           59,377
Less: Current Portion                                       --          (52,319)
                                                   -----------      -----------

Long-Term Notes Payable -
  Related Parties                                  $    52,026      $     7,058
                                                   ===========      ===========

Total accrued interest payable at September 30, 2007 and September 30, 2006 was $21,319 and $17,345, respectively.

Annual maturities of notes payable - related parties are as follows:

         Years Ending September 30,                  Amount
         -------------------------                -------------
                    2008                                52,026
                    2009                                    --
                    2010                                    --
                    2011                                    --
                    2012                                    --
                 Thereafter                                 --
                                                  ------------
                                                  $     52,026
                                                  ------------

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 9 - Commitments and Contingencies
--------------------------------------

The Company leases facilities for its corporate offices at $600 per month. The lease expires in fiscal 2007 and will then be converted to a month-to-month basis. In addition, the company leases warehouse space at $500 per month that expires in January, 2008. Rental expense for fiscal 2007 and 2006 was $11,700 and $7,800, respectively. In addition, the Company has various equipment leases.

The Company has radio station syndication agreements with commitments accounted for as operating leases. The radio station agreements range from three months to one year and the Company intends to renew them at the end of each term.

The company also has a one year consulting agreement with one of its sales representatives and had a conditional Private Placement agreement in effect as of September 30, 2007 to conduct a proposed private placement of up to $6 Million. The agreement was terminated subsequent to year end. See Note 15 for further details.

The future minimum annual lease commitments as of September 30, 2007 are as follows:

         Years Ending September 30,                   Amount
         -------------------------                -------------
                    2008                                71,375
                    2009                                 3,125
                    2010                                 3,125
                    2011                                 2,272
                    2012                                    --
                 Thereafter                                 --
                                                  ------------
                                                  $     79,897
                                                  ------------

Note 10 - Related Party
-----------------------

The Company had a monthly consulting agreement, effective January, 2004 with Leonard Colt, a shareholder, Corporate Secretary and member of the Board of Directors. Leonard Colt is the sole owner of Pegasus Marketing, which provided consulting services to the Company for $1,250 per month plus out-of-pocket travel expenses. The contract was for a one year period and renewable upon an annual review by the directors of the Company. As of January 1, 2006, the contract had not been renewed. The amount due Pegasus Marketing on September 30, 2006 was $25,545. The amount paid to Pegasus Marketing during the years ended September 30, 2007 and 2006 $-0- and $-0-, respectively.

Note 11 - Line of Credit
------------------------

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement ("LOC Agreement") with a financial institution. The LOC Agreement allows the Company to borrow up to a maximum of $75,000. Interest accrues at the Wall Street Journal Prime Rate ("WSJ Prime Rate") less 1% for the first six months and at the WSJ Prime Rate thereafter. All amounts due on the line of credit are due on demand. The balance outstanding on the line of credit at September 30, 2007 and 2006 was $-0- and $15,000 respectively. Accrued Interest Payable at September 30, 2007 and 2006 was $-0- and $74, respectively. The LOC Agreement is also guaranteed by an officer of the Company.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 12 - Equity Transactions
-----------------------------

Effective January 3, 2006, the Company commenced a stock offering whereby they issued 431,100 shares of its common stock for cash of $431,100 as of September 30, 2006 and, in addition, issued 880,476 shares of its common stock to convert $328,218 of debt and $41,582 of related interest on the debt (see also Note 6 - Convertible Notes Payable).

As of September 30, 2007, the Company had issued an additional 576,993 shares of its stock for cash of $576,993 as of September 30, 2007.

During the year ended September 30, 2003, the Company issued an aggregate 1,600,000 shares of common stock at $.0001 per share to founders of the Company, for services rendered in behalf of the Company. Accordingly, this amount has been charged to the statements of operations and common stock.

During the year ended September 30, 2003, the Company issued 850,000, 150,000 and 250,000 shares of common stock valued at $.10 per share to Jerry Adelstein, Leonard Colt and Joanne Anderson, respectively. These shares were issued pursuant to Consulting Service agreements with Organic Sales and Marketing, Inc. The shares were issued prior to the complete fulfillment of the consulting agreements, therefore, the amounts were initially debited to prepaid expenses, shown as a negative component of stockholders' equity and have been amortized on a straight-line basis. In accordance with SFAS No. 123(R), the cost of services has been charged to the statements of operations. All amounts had been amortized as of September 30, 2005.

During the year ended September 30, 2004, 650,000 shares of common stock valued at $.10 per share were issued to Bruno Kordich pursuant to a Consulting Service agreement with Organic Sales and Marketing, Inc. Per the consulting agreement 150,000 or $15,000, were issued upon signing the agreement and the remaining
500,000 or $50,000 were recorded as a prepaid expense, shown as a negative component of stockholders' equity. The $50,000 has been amortized on a straight-line basis over the life of the consulting agreement. In accordance with SFAS No. 123(R), the costs of services have been charged to the appropriate statements of operations. Amounts remaining to be amortized at September 30, 2007 and September 30, 2006 are $0 and $4,166, respectively.

Note 13 - Going Concern
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to implement their strategy to commence sales. As the Company's revenues are established, management expects to report net income possibly within one year. With the commencement of sales, management believes that the Company will eventually, possibly within one year, generate sufficient funds to support operations. In the interim, management believes that shortfalls in cash flow will be satisfied with funds previously raised on the Rule 504 offering, by Notes Payable offered at 15% per annum, by an anticipated Private Placement offering in Q1, 2008 and by Officers and Directors, as necessary.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           September 30, 2007 and 2006

Note 14 - Concentration of Credit Risk
--------------------------------------

Major Customers
---------------

The Company had three customers who represented 10% or more of total sales for the year ended September 30, 2007. As of September 30, 2006, no customers represented 10% or more of total sales.

                                                              September 30, 2007
                                                              ------------------

Customer A                                                                   30%
Customer B                                                                   24%
Customer C                                                                   11%

As of September 30, 2007, approximately 79% of the Company's accounts receivable was due from these three customers. The loss of these customers, although not anticipated, could have a material impact on the Company's present and future operations.

Major Suppliers
---------------

The Company had four vendors who represented 10% or more of the total material purchases for the year ended September 30, 2007. Alternate suppliers are used for three of the four vendors. As of September 30, 2006, no vendors represented 10% or more of total purchases.

                                                              September 30, 2007
                                                              ------------------
Vendor A                                                                     22%
Vendor B                                                                     19%
Vendor C                                                                     16%
Vendor D                                                                     14%

Due to capabilities, pricing and geographic location, vendor A is considered a sole source vendor by the Company. The loss of this sole source vendor could have a temporary impact on operations; however, alternate suppliers are readily available that the Company feels could quickly fill the void, should it ever exist.

Note 15 - Subsequent Events
---------------------------

On October 29, 2007, the Company advised Andrew Garrett, Inc. that it no longer wished to proceed under the conditional Placement Agent agreement signed by the Company on March 13, 2007. The agreement had provided that Garrett would conduct a proposed private placement of up to $6 Million on the Company's behalf. The Company advised Garrett that it had decided to proceed in a different direction as to funding.

On October 31, 2007, the Company and Fisher Scientific Company, LLC signed an agreement that gives Fisher the exclusive right to be the sole United States National Laboratory Distributor for the Company's commercially branded OSM product line through December 31, 2008. This exclusivity will be reviewed annually and awarded based upon the attainment of mutually agreed upon non-binding sales targets. The non-binding sales target for 2008 is $150,000. Failure to meet the non-binding sales target could result in the forfeiture of exclusivity.

Following the initial term, the agreement automatically renews for successive twelve month periods, unless either party gives ninety days written notice of intent not to renew.