Form 10QSB
period 2007-12-31
Organic Sales & Marketing Inc
filed 2008-02-14
CIK 1354030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from _______ to _______
                    Commission file number 0-3338

                        ORGANIC SALES AND MARKETING, INC.
                        ---------------------------------
        (Exact Name of small business issuer as specified in its Charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,388,569 - common stock

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

  Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Item 1. Financial Statements.

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended December 31, 2007, and inception to December 31, 2007.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2007 as contained in Registrant's Form 10-KSB filing.

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

The Company searches out small companies that have excellent non-food organic products, and through our own private label, seeks to bring them to market at the retail, wholesale and/or internet level.

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by a development stage company must be considered when evaluating the Company's prospects. The Company's plan of operating for the next twelve months is to further develop its product line by strengthening brand awareness, expanding its customer base and seeking strategic alliances with manufacturers, retail outlets, sales representatives and distributors. Management believes that existing funds, in conjunction with funds sought to be raised in a contemplated $2.5 million minimum equity offering in the spring of 2008 and revenues generated by operations, will be sufficient to fund its operations for more than the next 36 months. Of course, there is no guarantee that the Company will be able to raise sufficient capital. In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. The operating expenses cannot be predicted with certainty. They will depend on several factors, including, but not limited to, marketing expenses, acceptance of the Company's products in the market and competition for such products. Management has no firm basis for projecting the increase in revenue required to sustain operations as anticipated above. Such assumptions are based almost entirely on the valuable relationships that the Company has forged which it believes will translate into operating revenues. It is stressed that these assumptions are not at all based on firm commitments from customers or on other tangible evidence.

The Company currently is in the process of acquiring, developing and introducing its products to multiple markets in multiple regions. It has acquired and developed approximately 25 different non-food organic products. It has already received and is fulfilling orders for its new Dragonfly, Organix(TM) Organic-based cleaners from Shaw's, Hannaford, Stop & Shop, Tops, Giant and Roche Bros Supermarkets in the Northeast and Albertson's and Sweetbay Supermarkets in Florida. The Company anticipates that it will be able to launch its organic fertilizer products in the spring of 2008 under its Mother Natures Cuisine(TM) and/or Garden Guys private label. While the Company believes that it will accomplish this goal, if it is unsuccessful in raising additional capital, the probability of the Company hitting the spring target may be adversely affected.

The Company is actively engaged in the process of rolling out its product line to an ever expanding customer base. Over the course of 2008, sales are anticipated to ratchet themselves up as new customers come on board and reorders start to come in. The Company lost about ($850,000) in calendar 2007 and had negative cash flow from operations of about ($750,000). In 2008, the Company projects a loss of ($250,000) and negative cash flow from operations of ($150,000).

We will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food organic products. Sam Jeffries, the Company's President, hosts a two hour garden talk radio show. From 6AM to 8AM on Sunday mornings, the show can be heard on WRKO in Boston, Massachusetts and from 8AM to 10AM on Sunday mornings, the show can be heard on WHJJ in Providence, RI, WXLM in Stonington, Connecticut and WBSM in New Bedford, Massachusetts. In addition, the show is aired on a taped delay basis from 7AM to 9AM on Saturday mornings on WGIR in Manchester, NH, WGIN in Rochester, New Hampshire and WGIP in Exeter, New Hampshire. Using this vehicle we inform customers about the importance of considering organic alternatives, how they should use organic products and where they can buy them. Since the Company pays for the air time, we also receive an inventory of commercials that are partially used to educate consumers and let them know where to buy the products; as well as, selling commercials to help offset the radio expense.

The Company also has established strategic relationships with key Sales Representative and Distributor organizations in the markets that we service and has developed very strong relationships with several vendors for the fulfillment of our organic liquid and fertilizer product lines. The Company plans to vigorously pursue strategic relationships that enhance its ability to continue to deliver quality products at reasonable prices.

The Company continues to rely heavily on invested capital and short-term debt to fund its operations. To cover any anticipated cash shortfall, the Company collected $575,000 in fiscal 2007, from the now completed January 3, 2006 stock offering. In addition, short-term bridge loan financing of $332,000 was secured over the course of the last 6 months of calendar 2007 and a verbal commitment is in place for an additional $150,000 should it be needed.

As previously mentioned, the Company is also anticipating a minimum of $2.5 million of additional funding from an equity offering in the spring of 2008. This combined with the expected increase in operating revenues should provide us with sufficient working capital through 2010 and beyond. On the other hand, if the Company were only able to raise $1 million in equity and sales did not increase significantly, the Company would likely exhaust its resources in early 2009.

The Company's projected Plan of Operations for calendar year 2008 consists of the following: (000's omitted)

                                                                  2008
                                                                 ------
Revenues                                                         $3,000
Margin                                                              900
Selling, General and Administrative Expense                       1,140
Other (Income)/Expense                                               10
Net Profit/(Loss) Before Taxes                                   ($ 250)

Revenue Projections

Our 2008 projections were made on an industry-by-industry basis with 65% of revenues coming from a combination of Grocery, Convenience and College Book stores and 35% expected to come from our new association with Fisher Scientific. In preparing this projection, we factored in existing customers, customers that we are about to start shipping to and those who have indicated a strong desire to carry our products at some point during 2008.

In some cases, grocery store slotting fees have been paid which guarantees space on that store's shelves for one year; however, there is still no guarantee that the product will sell which is why we have made a heavy commitment to advertise and promote our products to enhance brand recognition and encourage reorders.

Expense Projections

Cost of sales was projected on an industry-by-industry basis using extensive product cost data that has been internally developed. It is anticipated that as revenues and volumes increase our costs will migrate down as a function of better quantity purchases. Our projections do not, however, take these cost reductions and the corresponding positive effect on the bottom line into consideration.

General and Administrative costs were projected with the mindset of keeping overhead costs low and came in less than 15% of sales. Major expenses in this category are Administrative payroll, Legal, Accounting and Consulting fees.

Marketing and Selling Expenses were projected at 23% of revenues with the mindset that if revenues come in higher than projected, more of the additional revenues will be reinvested into furthering marketing and selling activities. Major expenses in this category are the radio shows, trade shows, display cases and slotting fees.

Because the Company is still in the early stages of its growth, there can be no assurance that the Company's actual operations will reflect the above projections. Market conditions, competition, the ability to raise capital and all other risks associated with the operation of a development stage business could adversely impact the Company and keep us from achieving the above projections. This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear.

The Company anticipates that in order to fulfill its plan of operations, it will need to continue to attract key supermarket chains to sell its household organic cleaning products. To this end the Company has received and filled orders and re-orders during the past three months of approximately $50,000 from recognized supermarket chains such as Hannaford, Shaw's, Albertson's and others.

The Company has an agreement with an established sales representative organization, North Eastern Sales Solutions, to present its gardening and cleaning products to New England based supermarkets, drug stores, convenience stores and mass merchant trade retail outlets. In addition, an agreement also exists with an established sales representative organization, Triangle
Marketing, Inc. based in the South, to present our gardening and cleaning products to southern supermarket chains.

The Company must have the capability of producing and delivering its cleaning products in sufficient volume and in a timely manner in order to fulfill orders and satisfy customer demands. To this end, we have developed a strategic alliance with a well known fulfillment company, Webco Chemical Co., located in Dudley, Massachusetts; which we believe has the capacity and ability to handle our requirements over the next three years and more, if need be. Their role is to take the concentrated ingredients we purchase and dilute it with water to come up with a ready-to-use mixture that is then used to fill the bottles, which are then labeled, put in cartons and shipped to customers.

Risks related to our Business and Operations

        o     Economic or industry-wide factors relevant to the Company:

      Should consumer interest in "organic" or "natural" products diminish or even discontinue (which is unlikely in the Company's opinion), the industry and Company could be adversely impacted. Should there be a natural disaster, for example, garden product sales business could be adversely impacted by extreme weather conditions throughout each affected area of the United States. Should there be a shortage of suppliers in enzyme technology which is the make-up of some of the products; the Company could be adversely impacted. A slower than anticipated roll-out of products to customers due to such external factors would materially affect the Company's ability to realize a profit and to yield a positive cash flow from operations as quickly as we expect.

        o     Material opportunities, challenges:

      Should the suppliers not be able to deliver in the quantities the Company needs at any given time in order to supply the orders, this would have an adverse effect on the sales and commitments. Should the contract manufacturer not be able to deliver the finished goods in a timely manner, or should they suffer any type of physical plant disaster or labor strikes or shortages, it would adversely impact the Company's business. Challenges will be incurred as more and more heavily financed companies enter into the same or similar market(s) and the demand for raw materials increases.

        o Risks in short and long term and the actions we are taking to address them:

      Undercapitalization could impose growth restraints on the Company preventing it form entering other markets and regions as opportunities exist. If Sam Jeffries were not able to host the weekly garden talk radio show, this could impact the content and quality of the programming of the show.

      Should Sam Jeffries not be able to produce the radio show, the present co-hosts could produce and conduct the show in his absence. The Company also anticipates that in order to reach a national audience it can franchise the Garden Guys concept throughout the country and have local talk shows discussing lawn and gardening techniques and problems indigenous to each region.

        o     Risks of a Development Stage Company

      We have just begun generating operating revenues. If we are unable to sustain and increase operating revenues, we will not be able to generate profits and our business will falter.

        o     Reliance on Investment Funds

      We just recently started to receive cash from customer sales, but, for the most part, still rely upon external funding sources, primarily equity capital, to finance our operations. While we believe that increasing cash flow from customer sales will ultimately provide adequate funds to permit us to be self sufficient by the end of 2009; until then, we will continue to require additional capital from investors. If we are unable to obtain such funding from outside sources, we would likely be forced to reduce the level of our operations and business failure could become a real possibility.

        o     Reliance on Management Team

      As stated above, the Company relies heavily upon a small team of full-time officers and consultants. It has "key man" life insurance on Sam Jeffries that would compensate us in the event of his unfortunate demise. Sam Jeffries' continued involvement is deemed especially critical to our marketing efforts. The loss of Sam Jeffries or one of several key officers or consultants could have a material adverse impact on the Company's chances for success. At present, key man insurance coverage is only available on Sam Jeffries and is currently not being pursued on the other full-time officers due to cost.

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

The Company financed its expenditures since its inception primarily through private placement issuances for cash of 6% convertible debenture and convertible promissory notes totaling $328,215 and a $1,000,000 common stock offering commencing on January 3, 2006. Of the 1,258,244 shares of stock offered, 442,917 were allocated to the convertible debenture holders and convertible promissory note holders at a conversion price of $.42 per share and 815,327 shares of common stock were made available to accredited investors at $1.00 per share.

As of the date of this Report, the private placement commenced on January 3, 2006 is complete and an aggregate of $999,500 has been received from investors.

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. A total of 81% of the Company's outstanding common shares are restricted as of December 31, 2007.


                             Selected Financial Data
                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

              For the Three Months Ended December 31, 2007 and 2006

                             Statement of Operations

                                             Three Months       Three Months
                                                Ended               Ended
                                          December 31, 2007   December 31, 2006
                                          -----------------   -----------------

Revenues                                    $    48,035               4,930
Margin                                           14,528               2,415
Selling, General and
  Administrative Expense                        266,701             154,045
Other Income/(Expense)                          (13,299)             (1,083)
                                            -----------         -----------

Profit/(Loss) Before Taxes                  $  (265,472)        $  (152,713)
                                            ===========         ===========

Loss per share-Basic and Diluted            $     (0.05)        $     (0.03)
                                            ===========         ===========

Weighted Average Number of Shares             5,388,569           4,823,026
                                            ===========         ===========

                                 Balance Sheets

                                            Three Months        Three Months
                                               Ended                Ended
                                         December 31, 2007    December 31, 2006
                                         -----------------    -----------------

Cash                                       $    91,920           $   193,341
Accounts Receivable                             10,776                30,602
Inventories                                     99,735               111,304
Fixed Assets                                    11,955                12,752
Other Assets                                       200                   200
Prepaid Expense                                 69,400                18,893
                                           -----------           -----------

TOTAL ASSETS                               $   283,986           $   367,092
                                           ===========           ===========

LIABILITIES
Accounts Payable                           $   237,114           $   239,811
Accrued Expenses                               133,892               123,827
Notes Payable-Current                          384,026               209,026
Note Payable-Long Term                             -0-                   -0-
                                           -----------           -----------
TOTAL LIABILITIES                          $   755,032           $   572,664

STOCKHOLDERS EQUITY/(DEFICIT)
Common Stock (Note 1)                      $       539           $       539
Additional Paid in Capital                   1,898,410             1,898,410
Prepaid Expenses                                   -0-                   -0-
Accumulated (Deficit)                       (2,369,995)           (2,104,521)
                                           -----------           -----------
TOTAL STOCKHOLDERS
       EQUITY/(DEFICIT)                    $  (471,046)          $  (205,572)

TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY/(DEFICIT)                    $   283,986           $   367,092
                                           ===========           ===========

Note 1:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 5,388, 569; 5,388,569 shares issued and outstanding respectively.

The Company is a development stage company and did not generate any significant operating revenues from its inception on August 23, 2003 to December 31, 2007. The Company is currently focusing its efforts on developing and acquiring quality non-food organic products and establishing a large viable distribution network for these products. While there is no assurance, the Company anticipates that by developing quality products and establishing a broad distribution network, it will be in a position to receive substantial revenues in the future.

From its inception, the Company has incurred costs associated with the development and launching of its products, probable markets and business. The Company has established brand names, consumer recognition and interest in organics through private labels, the internet and radio and established a distribution network which would increase the quality and marketability of the Company's products. The Company's products commenced generating revenues during the second half of calendar 2007.

From inception through December 31, 2007 the Company's selling, general and administrative expenses were $2,174,403. These expenses were partially offset by income from radio ads, website and garden and cleaning product sales in the amount of $450,625.As a development stage company, significant resources have been allocated to growing and expanding the Company. These costs include, but are not limited to, $394,460 for Legal and Accounting Fees, $453,924 for Payroll, $328,218 for Convertible Debt Expense, $291,734 for Advertising, $216,784 for brokered time purchased for our radio shows and $104,955 for Interest Expense.

As of December 31, 2007, the Company had current assets of $271,831 and Fixed and Other Assets of $12,155, resulting in total assets of $283,986. The Company's current liabilities were $755,032. Working capital at December 31, 2007 and December 31, 2006 was $(483,201) and $(218,524) respectively. As a development stage company, the negative swing in working capital is indicative of the debt and vendor terms stretching that were required to fund non-capitalizable operating expenses such as those referred to in the previous paragraph. The business plan, of course, is that over the course of 2008 and into early 2009, the negative swing in working capital will steadily move to become positive as product sales ratchet up and receivables generate more and more cash flow from operations.

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

Revenue from radio advertising is derived from two sources, the sale of commercial spots on the Garden Guys radio talk shows and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. During fiscal 2007, the Company maintained cash in bank accounts which, at times, exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced, nor does it anticipate, any losses on these accounts and believes their risk to be minimal.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of accounts receivable as of December 31, 2007 and September 30, 2007 is collectable and therefore no allowance has been taken.

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

Prepaid Expenses

Business expenses, including consulting expenses, that are paid for in advance of services being rendered are treated as prepaid expenses. On occasion, the Company pays for prepaid expenses with common stock. When these transactions occur, they are identified as negative components of stockholders' equity.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly Garden Guys radio call In program with Entercom, Clear Channel and Citadel Communications. The total annual advertising expense for the contract with Entercom, Clear Channel and Citadel Communications was $35,446 and $17,900 for the three months ended December 31, 2007 and December 31, 2006, respectively. In addition to the radio show, the Company also participates in several industry related trade shows and advertises its products on its own website and numerous trade and industry publications.

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

Net Income (Loss) per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. There were no stock options or warrants outstanding during the periods presented.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement |_| recognition and measurement of a tax position taken in a tax return. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, it establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

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

Reclassifications

There were no prior years reclassifications made during the reporting periods shown.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to our not having demonstrated any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation, as recorded.

Subsequent Events

The Company's Chairman of the Board and Chief Executive Officer, Samuel Jeffries, gifted a total of 120,500 shares of his stock to numerous friends, an Organic Sales and Marketing, Inc. employee and a member of the Board of Directors, Michael Ernst (6,000 shares).

The Company's Vice-Chairman of the Board of Directors, Jerry Adelstein, gifted a total of 211,500 shares of his stock to numerous friends and relatives.

After completing the transactions, both individuals continued to hold in excess of 10% of the Company's outstanding shares of common stock. All transactions took place in January, 2008.

Item 3. Controls and Procedures

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

No change in our internal control over financial reporting occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

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

On August 27, 2003 we issued 250,000 restricted shares to Joanne Anderson for services rendered in revising and updating our web site, logos, labels, packaging design, product development and advertising. Also, on July 26,

2006 we issued to her and her husband, Howard Anderson, as joint tenants 6,940 restricted shares in payment of our $2,500. 6% Convertible Debenture issued to them for a cash loan including accrued interest thereon at the conversion price of $.42 per share.

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

Commencing January 3, 2006, the Company commenced an offering of 1,258,244 shares of its common stock up to the aggregate limit of $1,000,000 of prices not exceeding $1.00 per share to accredited investors and to holders of the Company's 6% Convertible Debentures or the holders of its convertible promissory notes at the conversion exercise price of $.42 per share. As of December 31, 2007, the Company had issued 999,500 shares of its common stock for cash at $1.00 per share to accredited investors and had issued 880,476 shares to convert a total of $328,218 of debt and $41,582 of related interest on the debt. All such securities were issued in reliance upon exemptions from registration under the Securities Act of 1933, as amended.

The aggregate proceeds of $1,369,300 realized by the Company through sale of its securities as described above was used for general working capital and substantially applied to ordinary operating overhead. This is typical of developmental stage companies until such time as they can meet their ongoing costs from operating revenues.

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

                                        ----------------------------------------
                                                      (Registrant)

February 14, 2008                       /s/ SAMUEL F.H. JEFFRIES
-----------------                       ----------------------------------------
Date                                    SAMUEL F.H. JEFFRIES, CEO AND CHAIRMAN
                                                      (Signature)

February 14, 2008                       /s/ MARK J. McEVOY
-----------------                       ----------------------------------------
Date                                    MARK J. McEVOY, CHIEF FINANCIAL OFFICER
                                                      (Signature)

                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

                    Financial Statements for the Three Months
                  Ended December 31, 2007 (Unaudited) and 2006

                                    CONTENTS

Balance Sheets................................................................ 3

Statements of Operations...................................................... 5

Statements of Stockholders' (Deficit)......................................... 6

Statements of Cash Flows...................................................... 7

Notes to the Financial Statements............................................. 8

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                              December 31,       September 30,
                                                  2007               2007
                                              ------------       -------------
                                              (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                   $ 91,920             $193,341
   Accounts receivable, net                      10,776               30,602
   Inventories                                   99,735              111,304
   Prepaid Expense                               69,400               18,893
                                               --------             --------

     Total Current Assets                       271,831              354,140
                                               --------             --------

PROPERTY AND EQUIPMENT, NET                      11,955               12,752
                                               --------             --------

OTHER ASSETS
   Deposits                                         200                  200
                                               --------             --------

     Total Other Assets                             200                  200
                                               --------             --------

     TOTAL ASSETS                              $283,986             $367,092
                                               ========             ========


   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                 December 31,     September 30,
                                                     2007             2007
                                                 ------------     -------------
                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                $237,114         $239,811
   Accrued expenses                                  96,205           99,386
   Accrued interest payable                          37,687           24,441
   Notes payable                                    157,000          157,000
   Notes payable - Related Parties                  227,026           52,026
                                                 ----------       ----------

     Total Current Liabilities                      755,032          572,664
                                                 ----------       ----------

     Total Liabilities                              755,032          572,664
                                                 ==========       ==========

STOCKHOLDERS' (DEFICIT)

   Common stock, $0.0001 par value;
    100,000,000 shares authorized,
    5,388,569 and  5,388,569 shares
    issued and outstanding, respectively                539              539
   Additional paid-in capital                     1,898,410        1,898,410
   Deficit Accumulated during the
     Developmental Stage                         (2,369,995)      (2,104,521)
                                                 ----------       ----------

     Total Stockholders' Equity (Deficit)          (471,046)        (205,572)
                                                 ----------       ----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' (DEFICIT)                    $  283,986       $  367,092
                                                 ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                               Accumulated from
                                                                                                               August 23, 2003
                                                                               For the Three Months          (inception) through
                                                                                 Ended December 31,             December 31,
                                                                           2007                    2006             2007
                                                                        -----------             -----------  -------------------
                                                                        (Unaudited)                              (Unaudited)
REVENUES

   Product sales, net                                                   $    48,035             $     4,930      $   340,192
   Services                                                                      --                      --          110,433
                                                                        -----------             -----------      -----------

     Total Revenues                                                          48,035                   4,930          450,625

COST OF SALES                                                                33,507                   2,515          221,954
                                                                        -----------             -----------      -----------

   GROSS PROFIT                                                              14,528                   2,415          228,671
                                                                        -----------             -----------      -----------

OPERATING EXPENSES

   Selling, general and administrative                                      266,701                 154,045        2,174,403
                                                                        -----------             -----------      -----------

     Total Operating Expenses                                               266,701                 154,045        2,174,403
                                                                        -----------             -----------      -----------

LOSS FROM OPERATIONS                                                       (252,173)               (151,630)      (1,945,732)
                                                                        -----------             -----------      -----------

OTHER INCOME (EXPENSE)

   Interest  income                                                           1,008                   1,388            8,913
   Interest expense                                                         (14,307)                 (2,471)        (433,174)
                                                                        -----------             -----------      -----------
   Other expense
                                                                        -----------             -----------
     Total Other Income (Expense)                                           (13,299)                 (1,083)        (424,261)
                                                                        -----------             -----------      -----------

NET LOSS BEFORE INCOME TAXES                                               (265,472)               (152,713)      (2,369,993)

INCOME TAX EXPENSE                                                               --                      --               --
                                                                        -----------             -----------      -----------

NET LOSS                                                                $  (265,472)            $  (152,713)     $(2,369,993)
                                                                        ===========             ===========      ===========

LOSS PER SHARE-
     Basic and Diluted                                                  $     (0.05)            $     (0.03)
                                                                        ===========             ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
     Basic and Diluted                                                    5,388,569               4,823,026
                                                                        -----------             -----------

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' (Deficit)
      For the period August 23, 2003 (inception) through December 31, 2007

                                                                                           (Deficit)
                                                                                          Accumulated                     Total
                                                                             Additional    during the                  Stockholders'
                                                     Common Stock             Paid-In     Development     Prepaid         Equity
                                                 Shares         Amount        Capital        Stage        Expenses       (Deficit)
                                                ---------    -----------    -----------   -----------    -----------   -------------
Balance, August 23, 2003 (inception)                   --    $        --    $        --   $        --    $        --    $        --

Value attributed to discount
  on convertible note                                  --             --        112,500                                     112,500

Shares issued for services
  at $.0001/share                               1,600,000            160             --                                         160

Cash Contribution to Capital                                                      2,328                                       2,328

Shares issued for services
  at $.10/share                                 1,250,000            125        124,875                     (125,000)            --

Amortization of Prepaid Expenses                                                                              49,433         49,433

Net loss for the year ended
  September 30, 2003                                                                         (119,383)                     (119,383)
                                                ---------    -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2003                     2,850,000    $       285    $   239,703   $  (119,383)   $   (75,567)   $    45,038
                                                =========    ===========    ===========   ===========    ===========    ===========

Value attributed to discount on
  convertible note                                     --             --         80,274                                      80,274

Cash Contribution to Capital                                                        350                                         350

Shares issued for services
  at $.10/share                                   150,000             15         14,985            --             --         15,000

Shares issued for services
  at $.10/share                                   500,000             50         49,950                      (50,000)            --

Amortization of Prepaid Expenses                                                                              56,885         56,885

Net loss for the year ended
  September 30, 2004                                                                         (337,157)                     (337,157)
                                                ---------    -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2004                     3,500,000    $       350    $   385,262   $  (456,540)   $   (68,682)   $  (139,610)
                                                =========    ===========    ===========   ===========    ===========    ===========

Value attributed to discount on
  convertible note                                     --             --         85,944            --                        85,944

Amortization of Prepaid Expenses                                                                              47,849         47,849

Net loss for the year ended
  September 30, 2005                                   --             --             --      (259,420)                     (259,420)
                                                ---------    -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2005                     3,500,000    $       350    $   471,206   $  (715,960)   $   (20,833)   $  (265,237)
                                                =========    ===========    ===========   ===========    ===========    ===========

Value attributed to discount on
  convertible note                                     --             --         49,500            --                        49,500

Amortization of Prepaid Expenses                                                                              16,667         16,667

Shares issued for cash
  at $1.00/share                                  431,100             43        431,057            --                       431,100

Shares issued for conversion of
  debt at $.42/share                              880,476             88        369,712            --                       369,800

Net loss for the year ended
  September 30, 2006                                   --             --             --      (564,007)                     (564,007)
                                                ---------    -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2006                     4,811,576    $       481    $ 1,321,475   $(1,279,967)   $    (4,166)   $    37,823
                                                =========    ===========    ===========   ===========    ===========    ===========

Shares issued for cash
  at $1.00/share                                  576,993             58        576,935            --                       576,992

Amortization of Prepaid Expenses                                                                               4,166          4,166

Net loss for the year ended
  September 30, 2007                                   --             --             --      (824,553)                     (824,553)
                                                ---------    -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2007                     5,388,569    $       539    $ 1,898,410   $(2,104,521)   $        (0)   $  (205,573)
                                                =========    ===========    ===========   ===========    ===========    ===========

Net loss for the three months
  ended December 31, 2007                              --             --             --      (265,472)                     (265,472)
  (unaudited)
                                                ---------    -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2007
  (unaudited)                                   5,388,569    $       539    $ 1,898,410   $(2,369,993)   $        (0)   $  (471,046)
                                                =========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                          Accumulated from
                                                                                                          August 23, 2003
                                                                     For the Three Months               (inception) through
                                                                      Ended December 31,                   December 31,
                                                                 2007                   2006                    2007
                                                             -----------             -----------        -------------------
                                                              (Unaudited)                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $  (265,472)            $  (152,713)            $(2,369,993)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation expense                                            796                     415                   4,161
     Shares issued for services                                       --                      --                  15,160
     Shares issued for convertible debt interest                      --                      --                  41,582
     Amortization of prepaid expense                                  --                      --                 175,000
     Amortization of discount on notes payable                        --                      --                 328,218
     Write-off of receivable from officer                             --                      --                  15,689
   Change in operating assets and liabilities:
     Accounts receivable-trade                                    19,826                  (2,264)                (10,776)
     Inventories                                                  11,568                 (37,850)                (99,736)
     Deposits                                                         --                      --                    (200)
     Prepaid Expense                                             (50,507)                  4,166                 (69,400)
     Due from officers                                                --                      --                 (15,689)
     Accounts payable                                             (2,697)                 38,290                 237,114
     Accrued expenses                                             (3,181)                 10,890                  96,205
     Accrued interest payable                                     13,246                   1,541                  37,687
                                                             -----------             -----------             -----------

      Net Cash Used in Operating Activities                     (276,421)               (137,525)             (1,614,978)
                                                             -----------             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                 --                  (4,917)                (16,117)
                                                             -----------             -----------             -----------

     Net Cash Used in Investing Activities                            --                  (4,917)                (16,117)
                                                             -----------             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of shares                                   --                  23,850               1,008,093
   Cash Contribution to Capital                                       --                  14,332                   2,678
   Proceeds from Line of Credit                                       --                      --                  15,000
   Payments on Line of Credit                                         --                      --                 (15,000)
   Proceeds from Bridge Loans                                    175,000                                         175,000
   Proceeds from convertible notes                                    --                      --                 157,000
    payable - related party                                           --                      --                 193,218
   Proceeds from convertible notes payable                            --                      --                 135,000
   Proceeds from notes payable - related party                        --                      --                  94,987
   Payments on notes payable - related party                          --                  (3,903)                (42,961)
                                                             -----------             -----------             -----------

     Net Cash Provided by Financing Activities                   175,000                  34,279               1,723,015
                                                             -----------             -----------             -----------

NET INCREASE (DECREASE) IN CASH                                 (101,421)               (108,163)                 91,920

CASH, BEGINNING OF PERIOD                                        193,341                 226,322                      --
                                                             -----------             -----------             -----------

CASH, END OF PERIOD                                          $    91,920             $   118,159             $    91,920
                                                             ===========             ===========             ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                    $     1,060             $     2,471             $    33,296
   Cash paid for income taxes                                $        --             $        --             $        --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Shares issued for conversion of notes payable
        and accrued interest                                 $        --             $        --             $   369,800
   Shares issued for services                                $        --             $        --             $    15,160
   Shares issued for prepaid services                        $        --             $     4,166             $   175,000


   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                          December 31, 2007 (Unaudited)

Note 1 - Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financials statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10SB/A filing on August 3, 2007. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

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

                                                      For the Three Months
                                                        Ended December 31,
                                                  -----------------------------
                                                      2007             2006
                                                  ------------      -----------
Basic and Diluted                                  (Unaudited)

Net Loss - Numerator                              $   (265,472)     $  (152,713)
                                                  ============      ===========

Weighted Average Shares - Denominator                5,388,569        4,823,026
                                                  ============      ===========

Per Share Amount                                  $      (0.05)     $     (0.03)
                                                  ------------      -----------

Note 3 - Inventories

Inventories consisted of the following as of:

                                                  December 31,     September 30,
                                                      2007             2007
                                                  ------------     ------------
                                                  (Unaudited)

Raw materials                                     $     74,802      $    80,360
Finished goods                                          24,933           30,944
                                                  ------------      -----------

Totals                                            $     99,735      $   111,304
                                                  ============      ===========

At December 31, 2007 and September 30, 2007, no provision for obsolete inventory was recorded by the Company.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                          December 31, 2007 (Unaudited)

Note 4 - Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement ("LOC Agreement") with a financial institution. Interest accrues at the Wall Street Journal Prime Rate ("WSJ Prime Rate") less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at December 31, 2007 (unaudited) and September 30, 2007 was $ -0- and $ -0-, respectively. Accrued Interest Payable at December 31, 2007 (unaudited) and September 30, 2007 was $-0- and $-0-, respectively. The LOC Agreement is guaranteed by an officer of the Company.

Note 5 - Equity Transactions

Effective January 3, 2006, the Company commenced a stock offering, whereby it has issued an aggregate of 999,500 shares of its common stock for cash of $999,500 as of December 31, 2007(unaudited). Included in this, is an aggregate of 576,935 shares of its common stock for cash of $576,935 issued during the fiscal year ended September 30, 2007.

Note 6 - Notes Payable- Related Parties

On December 1, 2007 a promissory note was issued to a member of the Company's Board of Directors for $175,000. The promissory note carries an interest rate of 12% per annum and matures on December 1, 2008. Monthly payments are not required and all accrued interest and principal is payable at date of maturity.

                                                  December 31,     September 30,
                                                      2007             2007
                                                  ------------     ------------
Note payable with a director
   of the Company, interest at
   6% per annum, payments of
   $1,000 due monthly beginning
   April 1, 2007, matures
   March 2010, unsecured.                         $     32,026      $    32,026

Note payable with a director of
   the Company, interest at 12%
   per annum. No monthly payments
   are required. All accrued
   interest and principal is
   paid at maturity, December 1, 2008                  175,000               --

Note payable with a related
   individual, interest at
   10% per annum, no current
   repayment requirements, due on
   demand, unsecured.                                   20,000           20,000
                                                  ------------      -----------

Total Notes Payable - Related
  Parties                                              227,026           52,026
Less: Current Portion                                 (227,026)         (52,026)
                                                  ------------      -----------

Long-Term Notes Payable - Related
  Parties                                         $         --      $        --
                                                  ------------      -----------

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                          December 31, 2007 (Unaudited)

Note 7 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to implement their strategy of acquiring new customers and accepting reorders from existing customers. As the Company's revenues become more established, management expects to report net income, possibly within the next year. With the expansion of sales, management believes that the Company will eventually, possibly within the next year, generate positive cash flow from operations. In the interim, management believes that shortfalls in cash flow will be satisfied with funds raised from bridge loans, convertible debt and additional private stock offerings that are in compliance with Security and Exchange Commission integration rules and regulations governing the same.