Form 10QSB
period 2008-03-31
Organic Sales & Marketing Inc
filed 2008-05-15
CIK 1354030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

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

                         114 Broadway, Raynham, MA 02767
                      -------------------------------------
                     (Address of Principal Executive Office)

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

                                                               Yes  X    No ___

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

                                                               Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,446,034 - common stock

Transitional Small Business Disclosure Format (Check one): Yes ___  No  X

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Item 1. Financial Statements.

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the six months ended March 31, 2008, and inception to March 31, 2008.

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

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by a development stage company must be considered when evaluating the Company's prospects. The Company's plan of operating for the next twelve months is to further develop its product line by strengthening brand awareness, expanding its customer base and seeking strategic alliances with manufacturers, retail outlets, sales representatives and distributors. Management believes that existing funds, in conjunction with funds sought to be raised in a contemplated $2.5 million minimum equity offering in the summer of 2008 and revenues generated by operations, will be sufficient to fund its operations for more than the next 36 months. Of course, there is no guarantee that the Company will be able to raise sufficient capital. In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. The operating expenses cannot be predicted with certainty. They will depend on several factors, including, but not limited to, marketing expenses, acceptance of the Company's products in the market and competition for such products. Management has no firm basis for projecting the increase in revenue required to sustain operations as anticipated above. Such assumptions are based almost entirely on the valuable relationships that the Company has forged which it believes will translate into operating revenues. It is stressed that these assumptions are not at all based on firm commitments from customers or on other tangible evidence.

The Company currently is in the process of acquiring, developing and introducing its products to multiple markets in multiple regions. It has acquired and developed approximately 40 different non-food organic-based products. It has already received and is fulfilling orders for its new Dragonfly, Organix(TM) Organic- based cleaners from Shaw's, Hannaford, Stop & Shop, Tops, Giant, Key Foods and Roche Bros Supermarkets in the Northeast and Albertson's and Sweetbay Supermarkets in Florida.

The Company is in the process of launching its organic fertilizer products in the first half of 2008 under its Mother Natures Cuisine(TM) and/or Garden Guys private label. It has also received purchase orders for these products from Shaw's Supermarkets, Agway and various Garden Centers, as well as its organic insecticide/fungicide product, Garden NEEM. The Company also anticipates launching its OSM commercial brand of cleaners into the municipal and government markets through the addition of WLB Associates, an independent sales representative organization; as well as, its continued active participation in various related trade publications and trade shows.

While the Company believes that it will accomplish these goals, if it is unsuccessful in raising additional capital in the summer of 2008, the probability of the Company hitting its 2008 financial targets may be adversely affected.

The Company is actively engaged in the process of rolling out its product line to an ever expanding customer base. Over the course of 2008, sales are anticipated to ratchet themselves up as new customers come on board and reorders start to come in. The Company lost about ($850,000) in calendar 2007 and had negative cash flow from operations of about ($750,000). In 2008, the Company projects a profit of $250,000 and positive cash flow from Operations of $350,000.

We will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food organic products. Sam Jeffries, the Company's President, hosts a two hour garden talk radio show. From 6AM to 8AM on Sunday mornings, the show can be heard on WRKO in Boston, Massachusetts. From 8AM to

10AM on Sunday mornings, the show can be heard on WHJJ in Providence, RI; WXLM in Stonington, Connecticut; WBSM in New Bedford, Massachusetts; WBAE in Portland, ME and WVAE in Biddeford, ME. In addition, the show is aired on a taped delay basis from 7AM to 9AM on Saturday mornings on WHYN in Springfield, MA; WGIR in Manchester, NH; WGIN in Rochester, New Hampshire and WGIP in Exeter, New Hampshire. Using this radio network of 10 stations we are able to inform customers about the importance of considering organic alternatives, how they should use organic products and where they can buy them. Since the Company pays for the air time, we receive an inventory of commercials that are partially used to educate consumers and let them know where to buy the products; as well as selling commercials to help offset the radio expense.

The Company also has established strategic relationships with key Sales Representative and Distributor organizations in the markets that we service and has developed very strong relationships with several vendors for the fulfillment of our organic liquid and fertilizer product lines. The Company plans to continue to vigorously pursue strategic relationships that enhance its ability to continue to deliver quality products at reasonable prices.

The Company continues to rely heavily on invested capital and short-term debt to fund its operations. To cover any anticipated cash shortfall, the Company collected $575,000 in fiscal 2007, from the now completed January 3, 2006 stock offering. In addition, short-term bridge loan financing of $332,000 was secured over the course of the last 6 months of calendar 2007 and $476,120 was raised from small private placement offerings during the first four months of 2008.

As previously mentioned, the Company is also anticipating a minimum of $2.5 million of additional funding from an equity offering in the summer of 2008. This combined with the expected increase in operating revenues should provide us with sufficient working capital through 2010 and beyond. On the other hand, if the Company were only able to raise $1 million in equity and sales did not increase significantly, the Company would likely exhaust its resources in early to mid- 2009.

The Company's projected Plan of Operations for calendar year 2008 consists of the following: (000's omitted)

                                                                        2008
                                                                       ------
Revenues                                                               $3,500
Margin                                                                  1,400
Selling, General and Administrative Expense                             1,140
Other (Income)/Expense                                                     10
                                                                       ------
Net Profit/(Loss) Before Taxes                                         $  250

Revenue Projections

Our 2008 projections were made on an industry-by-industry basis with 75% of revenues coming from a combination of Grocery, Convenience and College Book stores and 25% expected to come from our new association with Fisher Scientific. In preparing this projection, we factored in existing customers, customers that we are about to start shipping to and those who have indicated a strong desire to carry our products at some point during 2008.

In some cases, grocery store slotting fees have been paid which guarantees space on that store's shelves for one year; however, there is still no guarantee that the product will sell, which is why we have made a financial commitment to heavily advertise and promote our products to enhance brand recognition, customer loyalty and encourage reorders.

Expense Projections

Cost of sales was projected on an industry-by-industry basis using extensive product cost data that has been internally developed. In addition to the cost savings we are getting from higher volume purchases, we are aggressively looking for strategic partners who are able to supply us the same or better raw materials, but at better prices. To this end, the Company recently entered into a licensing agreement with Microbial Technologies Limited, a UK registered company, to provide formulations for manufacturing the concentrated raw materials used in its cleaning products.

General and Administrative costs were projected at less than 13% of sales with the intention of keeping overhead costs as low as possible. Major expenses in this category are Administrative payroll, Legal, Accounting and Consulting fees.

Marketing and Selling Expenses were projected at 20% of revenues with the caveat that if revenues come in higher than projected, more of the additional revenues will be reinvested into furthering marketing and selling activities. Major expenses in this category are the radio shows, trade shows, display cases and slotting fees.

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

The Company anticipates that in order to fulfill its plan of operations, it will need to continue to attract key supermarket chains to sell its household organic cleaning and gardening products To this end the Company has continued to receive orders and re-orders recognized supermarket chains such as Hannaford, Shaw's, Albertson's and major distributors such as United Natural Foods Inc. and Bozzuto Bros.

The Company has an agreement with an established sales representative organization, North Eastern Sales Solutions, to present its gardening and cleaning products to New England based supermarkets, drug stores, convenience stores and mass merchant trade retail outlets. In addition, an agreement exists with an established sales representative organization, Triangle Marketing, Inc. based in the South, to present our gardening and cleaning products to southern supermarket chains.

The Company also has a sales representative agreement with Northeast Garden Group, a Connecticut based sales representative organization that will present our gardening products to Agway and other independent garden centers throughout the New England region.

The Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and in a timely manner in order to fulfill orders and satisfy customer demands. To this end, we have developed a strategic alliance with a well known fulfillment company, Webco Chemical Co., located in Dudley, Massachusetts; which we believe has the capacity and ability to handle our requirements over the next three years and more, if need be. Their role is to take the concentrated ingredients we purchase, dilute it with water to come up with a ready-to-use mixture that is then used to fill the bottles, which are then labeled, put in cartons and shipped to customers. Webco also handles our fulfillment requirements for our gardening products.

Risks related to our Business and Operations

            o     Economic or industry-wide factors relevant to the Company:

      Should consumer interest in "organic" or "natural" products diminish or even discontinue (which is unlikely in the Company's opinion), the industry and Company could be adversely impacted. A natural disaster, such as extreme weather conditions, could adversely impact garden product sales business throughout each affected area of the United States. Should there be a shortage of suppliers in enzyme technology which is the make-up of some of the products; the Company could be adversely impacted. A slower than anticipated roll-out of products to customers due to such external factors would materially affect the Company's ability to realize a profit and to yield a positive cash flow from operations as quickly as we expect.

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

      Risks Related to Ownership of Our Stock

            o     Trading Market

      Our stock officially began trading on Monday, May 5, 2008 on the Over The Counter Electronic Bulletin Board under the trading symbol OGSM. Even with our shares being traded publicly, there is a substantial "overhang" of outstanding shares that would be eligible for sale under Rule 144. Such sales, if they were to occur, could tend to suppress the market value of our shares for some time.

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

On February 18, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 100,000 shares of its common stock for cash of $50,000. The offering was closed as of March 31, 2008 and 50,000 shares of common stock were actually issued during the period presented in exchange for cash of $25,000.

On February 20, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 50,000 shares of its common stock for cash of $50,000. The offering was closed as of March 31, 2008 and 33,123 shares of common stock were actually issued during the period presented in exchange for cash of $33,123.

On February 28, 2008, our Board of Directors approved the issuance of 151,562 shares at a price of $1.00 per share in a $1.00 for $1.00 settlement of Debt and Accounts Payable.

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. A total of 81% of the Company's outstanding common shares are restricted as of March 31, 2008.

                             Selected Financial Data
                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

               For the Three Months Ended March 31, 2008 and 2007

                             Statement of Operations
                             -----------------------


                                             Three Months       Three Months
                                                Ended              Ended
                                            March 31, 2008     March 31, 2007
                                            --------------     --------------
Revenues                                      $    60,529            25,173
Margin                                             17,912             7,588
Selling, General and Administrative Expense       319,722           273,257
Other Income/(Expense)                            (14,152)           (2,348)
                                              -----------       -----------
Profit/(Loss) Before Taxes                    $  (315,962)      $  (268,017)
                                              ===========       ===========

Loss per share-Basic and Diluted              $     (0.06)      $     (0.05)
     ===========       ===========

Weighted Average Number of Shares

Weighted Average Number of Shares              5, 471,066         4,899,834
                                              ===========       ===========

                                 Balance Sheets
                                 --------------

                                            March 31, 2008     March 31, 2007
                                            --------------     --------------
Cash                                          $    30,021       $   124,410
Accounts Receivable                                14,497             6,345
Inventories                                       110,865            72,554
Fixed Assets                                       15,049            11,721
Other Assets                                          200               200
Prepaid Expense                                    80,167            16,663
                                              -----------       -----------

TOTAL ASSETS                                  $   250,799       $   231,893
                                              ===========       ===========

LIABILITIES

Accounts Payable                              $   337,519       $   174,447
Accrued Expenses                                   77,004           167,051
Line Of Credit                                     67,579            51,348
Notes Payable-Current                             346,019            52,939
Note Payable-Long Term                                -0-               -0-
                                              -----------       -----------

TOTAL LIABILITIES                             $   828,121       $   445,785

STOCKHOLDERS EQUITY/(DEFICIT)

Common Stock (Note 1)                         $       563       $       498
Additional Paid in Capital                      2,108,071         1,486,308
Prepaid Expenses                                      -0-               -0-
Accumulated (Deficit)                          (2,685,956)       (1,700,698)
                                              -----------       -----------
TOTAL STOCKHOLDERS EQUITY/(DEFICIT)           $  (577,322)      $  (213,892)

TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY/(DEFICIT)                       $   250,799       $   213,893
                                              ===========       ===========

Note 1:

Common Stock, $.0001 par value, 100,000,000 shares authorized; 5,623,254 and 5,388,569 shares issued and outstanding respectively.

The Company is a development stage company and it has not generated significant operating revenues from its inception on August 23, 2003 to March 31, 2008. The Company is continuing to focus its efforts on improving and expanding its all natural cleaning and garden product lines and establishing a large viable national distribution network for these products. While there are no assurances, the Company anticipates that by continuing to improve and expand its quality product offerings, in conjunction with establishing a broad national distribution network, it will be in a position to receive substantial revenues in the future.

From its inception, the Company has incurred costs associated with the development and launching of its products, probable markets and business. The Company has established brand names, consumer recognition and interest in organics through private labels, the internet, the radio show and an established regional distribution network, which will ultimately increase the quality and marketability of the Company's products throughout the country. The Company's products commenced generating revenues during the second half of calendar 2007.

From inception through March 31, 2008 the Company's selling, general and administrative expenses were $2,494,125. These expenses were partially offset by income from radio ads, website and garden and cleaning product sales in the amount of $511,154.As a development stage company, significant resources have been allocated to growing and expanding the Company. These costs include, but are not limited to, $415,174 for Legal and Accounting Fees, $525,218 for Payroll, $328,218 for Convertible Debt Expense, $340,617 for Advertising, $286,194 for brokered time purchased for our radio shows and $119,520 for Interest Expense.

As of March 31, 2008, the Company had current assets of $235,550 and Fixed and Other Assets of $15,249, resulting in total assets of $250,799. The Company's current liabilities were $828,121. Working capital at March 31, 2008 and March 31, 2007 was $(592,571) and $(225,813) respectively. As a development stage company, the negative swing in working capital is indicative of the debt and extended vendor terms that were required to fund non-capitalizable operating expenses such as those referred to in the previous paragraph. The business plan, of course, is that over the course of 2008 and into early 2009, the negative swing in working capital will steadily move to become positive as product sales ratchet up and receivables generate more and more cash flow from operations.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of accounts receivable as of March 31, 2008 and September 30, 2007 is collectable and, therefore, no allowance has been taken.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly Garden Guys radio call in program with Entercom, Clear Channel and Citadel Communications, slotting fee expense, display case costs and trade shows. The total advertising expense for the radio show contracts was $69,410 and $19,375 for the three months ended March 31, 2008 and March 31, 2007, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications.

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

Net Income (Loss) per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock equivalents of 876,250 stock options were considered but were not included in the computation of loss per share because their effect is anti-dilutive.

Stock Options

On February 28, 2008, our Board of Directors approved the 2008 Stock Option and Purchase Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $1.00 per share. Options are exercisable and vest over a four year period at a rate of 25% per year. As of March 31, 2008, there were 876,250 options outstanding under this plan at the exercise price of $1.00 per share.

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

In December, 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company's financial statements.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company's financial statements.

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133. SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied and the impact that hedges have on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not have or utilize any derivative instruments and/or hedging activities and therefore SFAS 161 is not expected to have an impact on the Company's financial statements.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision for our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to our not having demonstrated any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation, as recorded.

Subsequent Events

On April 11, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 800,000 shares of its common stock for cash of $400,000. The offering was closed as of April 16, 2008 and 800,000 shares of common stock were actually issued during the period presented in exchange for cash of $400,000.

On April 17, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 20,000 shares of its common stock for cash of $10,000. The offering was closed as of April 18, 2008 and 20,000 shares of common stock were actually issued during the period presented in exchange for cash of $10,000.

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

On February 18, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 100,000 shares of its common stock for cash of $50,000. The offering was closed as of March 31, 2008 and 50,000 shares of common stock were actually issued during the period presented in exchange for cash of $25,000.

On February 20, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 50,000 shares of its common stock for cash of $50,000. The offering was closed as of March 31, 2008 and 33,123 shares of common stock were actually issued during the period presented in exchange for cash of $33,123.

On February 28, 2008, our Board of Directors approved the issuance of 151,562 shares at a price of $1.00 per share in a $1.00 for $1.00 settlement of Debt and Accounts Payable.

See "Subsequent Events" in Part I, Item 2 above for detail on the sale of common stock after the close of the March 31, 2008 quarter.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

3.2   2008 Stock Option and Purchase Plan.

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


                                         ______________________________________
                                                      (Registrant)

May 15, 2008                             /s/ Samuel F.H. Jeffries
------------                             ---------------------------------------
Date                                     SAMUEL F.H. JEFFRIES, CEO AND CHAIRMAN
                                                      (Signature)

May 15, 2008                             /s/ Mark J. McEvoy
------------                             ---------------------------------------
Date                                     MARK J. McEVOY, CHIEF FINANCIAL OFFICER
                                                      (Signature)

                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

                  Financial Statements for the Six Months Ended
                       March 31, 2008 (Unaudited) and 2007

                                    CONTENTS

Balance Sheets................................................................ 3

Statements of Operations...................................................... 5

Statements of Stockholders' (Deficit)..........................................6

Statements of Cash Flows...................................................... 7

Notes to the Financial Statements............................................. 8

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                    March 31,      September 30,
                                                      2008              2007
                                                  -----------      -------------
                                                  (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                       $ 30,021           $193,341
   Accounts receivable, net                          14,497             30,602
   Inventories                                      110,865            111,304
   Prepaid Expense                                   80,167             18,893
                                                   --------           --------

    Total Current Assets                            235,550            354,140
                                                   --------           --------

PROPERTY AND EQUIPMENT, NET                          15,049             12,752
                                                   --------           --------

OTHER ASSETS
   Deposits                                             200                200
                                                   --------           --------

    Total Other Assets                                  200                200
                                                   --------           --------

    TOTAL ASSETS                                   $250,799           $367,092
                                                   ========           ========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                             March 31,     September 30,
                                                               2008            2007
                                                            -----------    -------------
                                                            (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                          $   337,519    $   239,811
   Accrued expenses                                               46,642         99,386
   Accrued interest payable                                       30,362         24,441
   Line of Credit                                                 67,579              -
   Notes payable                                                 157,000        157,000
   Notes payable - related parties                               189,019         52,026
                                                             -----------    -----------

    Total Current Liabilities                                    828,121        572,664
                                                             -----------    -----------

    Total Liabilities                                            828,121        572,664
                                                             -----------    -----------

STOCKHOLDERS' (DEFICIT)

   Common stock, $0.0001 par value; 100,000,000 shares
    authorized, 5,623,254 and  5,388,569 shares issued and
    outstanding, respectively                                        563            539
   Additional paid-in capital                                  2,108,071      1,898,410
   Deficit Accumulated during the Developmental Stage         (2,685,956)    (2,104,521)
                                                             -----------    -----------

    Total Stockholders' (Deficit)                               (577,322)      (205,572)
                                                             -----------    -----------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' (DEFICIT)                                 $   250,799    $   367,092
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                                  Accumulated from
                                                                                                                   August 23, 2003
                                                  For the Three Months                For the Six Months         (inception) through
                                                     Ended March 31,                    Ended March 31,                March 31,
                                                 2008              2007            2008              2007                2008
                                              -----------      -----------      -----------      -----------     -------------------
REVENUES

   Product sales, net                         $    60,529      $    25,173      $   108,564      $    30,103         $   400,721
   Services                                          --               --               --               --               110,433
                                              -----------      -----------      -----------      -----------         -----------

    Total Revenues                                 60,529           25,173          108,564           30,103             511,154

COST OF SALES                                      42,617           17,585           76,124           20,100             264,571
                                              -----------      -----------      -----------      -----------         -----------

   GROSS PROFIT                                    17,912            7,588           32,440           10,003             246,583
                                              -----------      -----------      -----------      -----------         -----------

OPERATING EXPENSES

   Selling, general and administrative            319,722          273,257          586,423          427,302           2,494,125
                                              -----------      -----------      -----------      -----------         -----------

    Total Operating Expenses                      319,722          273,257          586,423          427,302           2,494,125
                                              -----------      -----------      -----------      -----------         -----------

LOSS FROM OPERATIONS                             (301,810)        (265,669)        (553,983)        (417,299)         (2,247,542)
                                              -----------      -----------      -----------      -----------         -----------

OTHER INCOME (EXPENSE)

   Interest  income                                   411              840            1,419            2,228               9,324
   Interest expense                               (14,563)          (3,188)         (28,870)          (5,659)           (447,737)
                                              -----------      -----------      -----------      -----------         -----------

    Total Other Income (Expense)                  (14,152)          (2,348)         (27,451)          (3,431)           (438,413)
                                              -----------      -----------      -----------      -----------         -----------

NET LOSS BEFORE INCOME TAXES                     (315,962)        (268,017)        (581,434)        (420,730)         (2,685,955)

INCOME TAX EXPENSE                                   --               --                                                      --
                                              -----------      -----------      -----------      -----------         -----------

NET LOSS                                      $  (315,962)     $  (268,017)     $  (581,434)     $  (420,730)        $(2,685,955)
                                              ===========      ===========      ===========      ===========         ===========

LOSS PER SHARE-
    Basic and Diluted                         $     (0.06)     $     (0.05)     $     (0.11)     $     (0.09)
                                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
    Basic and Diluted                           5,471,066        4,899,834        5,429,592        4,786,136
                                              ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                      Statements of Stockholders' (Deficit)
        For the period August 23, 2003 (inception) through March 31, 2008

                                                                                             (Deficit)
                                                                                            Accumulated                   Total
                                                                               Additional    during the                Stockholders'
                                                           Common Stock         Paid-In     Development    Prepaid        Equity
                                                      Shares        Amount      Capital        Stage      Expenses       (Deficit)
                                                    ----------    ---------    ----------   -----------   ---------    -------------
Balance, August 23, 2003 (inception)                        --    $      --    $       --   $        --   $      --      $      --

Value attributed to discount on convertible note            --           --       112,500                                  112,500

Shares issued for services at $.0001/share           1,600,000          160            --                                      160

Cash Contribution to Capital                                                        2,328                                    2,328

Shares issued for services at $.10/share             1,250,000          125       124,875                  (125,000)            --

Amortization of Prepaid Expenses                                                                             49,433         49,433

Net loss for the year ended September 30, 2003                                                 (119,383)                  (119,383)
                                                    ----------    ---------    ----------   -----------   ---------      ---------
Balance, September 30, 2003                          2,850,000    $     285    $  239,703   $  (119,383)  $ (75,567)     $  45,038
                                                    ----------    ---------    ----------   -----------   ---------      ---------

Value attributed to discount on convertible note            --           --        80,274                                   80,274

Cash Contribution to Capital                                                          350                                      350

Shares issued for services at $.10/share               150,000           15        14,985            --          --         15,000

Shares issued for services at $.10/share               500,000           50        49,950                   (50,000)            --

Amortization of Prepaid Expenses                                                                             56,885         56,885

Net loss for the year ended September 30, 2004                                                 (337,157)                  (337,157)
                                                    ----------    ---------    ----------   -----------   ---------      ---------
Balance, September 30, 2004                          3,500,000    $     350    $  385,262   $  (456,540)  $ (68,682)     $(139,610)
                                                    ----------    ---------    ----------   -----------   ---------      ---------

Value attributed to discount on convertible note            --           --        85,944            --                     85,944

Amortization of Prepaid Expenses                                                                             47,849         47,849

Net loss for the year ended September 30, 2005              --           --            --      (259,420)                  (259,420)
                                                    ----------    ---------    ----------   -----------   ---------      ---------
Balance, September 30, 2005                          3,500,000    $     350    $  471,206   $  (715,960)  $ (20,833)     $(265,237)
                                                    ----------    ---------    ----------   -----------   ---------      ---------

Value attributed to discount on convertible note            --           --        49,500            --                     49,500

Amortization of Prepaid Expenses                                                                             16,667         16,667

Shares issued for cash at $1.00/share                  431,100           43       431,057            --                    431,100

Shares issued for conversion of debt at $.42/share     880,476           88       369,712            --                    369,800

Net loss for the year ended September 30, 2006              --           --            --      (564,007)                  (564,007)
                                                    ----------    ---------    ----------   -----------   ---------      ---------
Balance, September 30, 2006                          4,811,576    $     481    $1,321,475   $(1,279,967)  $  (4,166)     $  37,823
                                                    ----------    ---------    ----------   -----------   ---------      ---------

Shares issued for cash at $1.00/share                  576,993           58       576,935            --                    576,993

Amortization of Prepaid Expenses                                                                              4,166          4,166

Net loss for the year ended September 30, 2007              --           --            --      (824,553)                  (824,553)
                                                    ----------    ---------    ----------   -----------   ---------      ---------
Balance, September 30, 2007                          5,388,569    $     539    $1,898,410   $(2,104,521)  $      (0)     $(205,572)
                                                    ----------    ---------    ----------   -----------   ---------      ---------

Shares issued for cash at $.50/share                    50,000            5        24,995                                   25,000

Shares issued for cash at $1.00/share                   33,123            3        33,120                                   33,123

Shares issued for debt and payables at $1.00/share     151,562           16       151,546                                  151,562

Net loss for the six months ended March 31, 2008            --           --            --      (581,434)                  (581,434)
    (unaudited)
                                                    ----------    ---------    ----------   -----------   ---------      ---------
Balance, March 31, 2008 (unaudited)                  5,623,254    $     563    $2,108,071   $(2,685,956)  $      (0)     $(577,322)
                                                    ==========    =========    ==========   ===========   =========      =========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                             Accumulated from
                                                                                                             August 23, 2003
                                                                               For the Six Months          (inception) through
                                                                                 Ended March 31,                March 31,
                                                                            2008                2007               2008
                                                                        -----------           ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                              $(581,434)         $(420,730)         $(2,685,955)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation expense                                                     1,903              1,060                5,268
    Shares issued for services                                                --                 --                 15,160
    Shares issued for convertible debt interest                               --                 --                 41,582
    Amortization of prepaid expense                                           --                 --                175,000
    Amortization of discount on notes payable                                 --                 --                328,218
    Write-off of receivable from officer                                      --                 --                 15,689
   Change in operating assets and liabilities:
    Accounts receivable-trade                                               16,105               (265)             (14,497)
    Inventories                                                                438            (43,380)            (110,866)
    Deposits                                                                  --                 --                   (200)
    Prepaid Expense                                                        (61,273)           (12,497)             (80,166)
    Due from officers                                                         --                 --                (15,689)
    Accounts payable                                                       126,709             90,494              366,520
    Accrued expenses                                                        (2,744)            95,530               96,642
    Accrued interest payable                                                26,457              3,186               50,898
                                                                         ---------          ---------          -----------

     Net Cash Used in Operating Activities                                (473,839)          (286,602)          (1,812,396)
                                                                         ---------          ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                       (4,202)           (10,070)             (20,319)
                                                                         ---------          ---------          -----------

    Net Cash Used in Investing Activities                                   (4,202)           (10,070)             (20,319)
                                                                         ---------          ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of shares                                         58,123            164,850            1,066,216
   Cash Contribution to Capital                                               --                 --                  2,678
   Proceeds from Line of Credit                                             68,500             36,348               83,500
   Payments on Line of Credit                                                 (921)              --                (15,921)
   Proceeds from Bridge Loans                                              175,000               --                175,000
   Proceeds from convertible notes                                            --                 --                157,000
    payable - related party                                                   --                 --                193,218
   Proceeds from convertible notes payable                                    --                 --                135,000
   Proceeds from notes payable - related party                              14,019               --                109,006
   Payments on notes payable - related party                                  --               (6,437)             (42,961)
                                                                         ---------          ---------          -----------

    Net Cash Provided by Financing Activities                              314,721            194,761            1,862,736
                                                                         ---------          ---------          -----------

NET INCREASE (DECREASE) IN CASH                                           (163,320)          (101,911)              30,021

CASH, BEGINNING OF PERIOD                                                  193,341            226,322                 --
                                                                         ---------          ---------          -----------

CASH, END OF PERIOD                                                      $  30,021          $ 124,411          $    30,021
                                                                         =========          =========          ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                                $   2,413          $   5,659          $    34,649
   Cash paid for income taxes                                            $    --            $    --            $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Shares issued for conversion of notes payable
        and accrued interest                                             $  72,562          $    --            $   442,362
   Shares issued for services                                            $    --            $    --            $    15,160
   Shares issued for prepaid services                                    $    --            $   4,166          $   175,000
   Shares issued for accounts payable and accrued expenses               $  79,000                             $    79,000

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           March 31, 2008 (Unaudited)

Note 1 - Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10SB/A filing on August 3, 2007. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

Note 2 - Net Income/(Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock equivalents of 876,250 stock options were considered but were not included in the computation of loss per share because their effect is anti-dilutive.

                                           For the Three Months        For the Six Months
                                              Ended March 31,            Ended March 31,
                                        -------------------------   -------------------------
                                            2008          2007          2008          2007
                                        -----------    ----------   -----------   -----------
Basic and Diluted
Net Loss - Numerator                    $ (315,962)    $ (268,017)  $ (581,434)   $  (420,730)
                                        ==========     ==========   ==========    ===========

Weighted Average Shares - Denominator    5,471,066      4,899,834    5,869,238      4,786,136
                                        ==========     ==========   ==========    ===========

Per Share Amount                        $    (0.06)    $    (0.05)  $    (0.10)   $     (0.09)
                                        ==========     ==========   ==========    ===========

Note 3 - Inventories

Inventories consisted of the following as of:


                                                March 31,       September 30,
                                                  2008              2007
                                              -----------       -------------
                                              (Unaudited)

Raw materials                                   $ 83,371          $ 80,360
Finished goods                                    27,494            30,944
                                                --------          --------

Totals                                          $110,865          $111,304
                                                ========          ========

At March 31, 2008 and September 30, 2007, no provision for obsolete inventory was recorded by the Company.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            March 31, 2008 (Unaudited)

Note 4 - Stock Options

On February 28, 2008, our Board of Directors approved the 2008 Stock Option and Purchase Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $1.00 per share. Options are exercisable and vest over a four year period at a rate of 25% per year. As of March 31, 2008, there were 876,250 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the companies outstanding common stock.

A summary of our outstanding common stock options as of March 31, 2008 are presented below:

                                                                Weighted Average
                                              Number of Shares   Exercise Price

Stock Options Outstanding, September 30, 2007        --              $  --

Options Issued, 2008                              876,250            $ 1.00
Options Exercised, 2008                              --              $  --
Options Canceled, 2008                               --              $  --
                                                  -------            ------

Stock Options Outstanding, March 31, 2008         876,250            $ 1.00
                                                  =======            ======

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock options issued to both employees and non-employees of the Company.

                  Options Outstanding                   Options Exercisable
        ---------------------------------------    -----------------------------
                                     Weighted
                       Number         Average                        Weighted
        Exercise       Shares      Contractual        Number          Average
Year      Price     Outstanding    Life (Years)    Exercisable    Exercise Price
----    --------    -----------    ------------    -----------    --------------
2008     $ 1.00       876,250          9.92             0              $ 0

Note 5 - Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement ("LOC Agreement") with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate ("WSJ Prime Rate") less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at March 31, 2008 (unaudited) and September 30, 2007 was $67,579 and $ -0-, respectively. Accrued Interest Payable at March 31, 2008 (unaudited) and
September 30, 2007 was $425 and $-0-, respectively. The LOC Agreement is guaranteed by an officer of the Company.

Note 6 - Equity Transactions

Effective January 3, 2006, the Company commenced a stock offering, whereby it has issued an aggregate of 999,500 shares of its common stock for cash of $999,500 as of December 31, 2007(unaudited). Included in this, is an aggregate of 576,935 shares of its common stock for cash of $576,935 issued during the fiscal year ended September 30, 2007.

On February 18, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 100,000 shares of its common stock for cash of $50,000. The offering was closed as of March 31, 2008 and 50,000 shares of common stock were actually issued during the period presented in exchange for cash of $25,000.

On February 20, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 50,000 shares of its common stock for cash of $50,000. The offering was closed as of March 31, 2008 and 33,123 shares of common stock were actually issued during the period presented in exchange for cash of $33,123.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           March 31, 2008 (Unaudited)

Note 6 - Equity Transactions (Continued)

On February 28, 2008, our Board of Directors approved the issuance of 151,562 shares at a price of $1.00 per share in settlement of Notes and Accounts Payable.

Note 7 - Notes Payable- Related Parties

Notes payable-related parties consisted of the following at March 31, 2008:

                                                       March 31,   September 30,
                                                         2008          2007
                                                       ---------   -------------

Note payable with a director of the Company,
  interest at 6% per annum, payments of
  $1,000 due monthly beginning April 1, 2007,
  matures March 2010, unsecured.                       $   1,247     $ 32,026

Note payable with a director of the Company,
  interest at 6% per annum, payments of
  $1,020 due monthly beginning April 15, 2008,
  matures April, 2009, unsecured.                         12,772

Note payable with a director of the Company,
  interest at 12% per annum. No monthly payments
  are required. All accrued interest and principal is
  paid at maturity, December 1, 2008                     175,000         --

Note payable with a related individual, interest
  at 10% per annum, no current repayment
  requirements, due on demand, unsecured.                   --         20,000
                                                       ---------     --------

Total Notes Payable - Related Parties                  $ 189,019     $ 52,026
Less: Current Portion                                   (189,019)     (52,026)
                                                       ---------     --------

Long-Term Notes Payable - Related Parties              $    --       $   --
                                                       =========     ========

Total accrued interest at March 31, 2008 and 2007 was $46,642 and $20,531.

Note 8 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to implement their strategy of acquiring new customers and accepting reorders from existing customers. As the Company's revenues become more established, management expects to report net income, possibly within

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           March 31, 2008 (Unaudited)

Note 8 - Going Concern (Continued)

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

Note 9 - Subsequent Events

On April 11, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 800,000 shares of its common stock for cash of $400,000. The offering was closed as of April 16, 2008 and 800,000 shares of common stock were actually issued during the period presented in exchange for cash of $400,000.

On April 17, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 20,000 shares of its common stock for cash of $10,000. The offering was closed as of April 18, 2008 and 20,000 shares of common stock were actually issued during the period presented in exchange for cash of $10,000.