Form 10QSB
period 2008-06-30
Organic Sales & Marketing Inc
filed 2008-08-14
CIK 1354030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______
               Commission file number 0-3338

                        ORGANIC SALES AND MARKETING, INC.
                        ---------------------------------
        (Exact Name of small business issuer as specified in its Charter)

             Delaware                                     33-1069593
  (State or other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

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

                                                                  Yes |_| No |_|

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

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,799,493 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

 Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Item 1. Financial Statements.

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the nine months ended June 30,2008, and inception to June 30, 2008.

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

                              A. PLAN OF OPERATIONS

Since its inception in August 2003, the Company has been involved in the development and acquisition of a wide variety of organic-based and natural products to be initially sold to retail supermarkets, convenience stores, colleges and universities, laboratories, national pharmacies, lawn and garden centers and the funeral industry. In addition, new markets being pursued include costume jewelry, sporting goods, optical, hobby and craft, health and beauty, footwear, automotive, cigar catalog houses, the quilting industry and boating.

The Company searches out small companies that have excellent non-food organic products, and through our own private label, seeks to bring them to market at the retail, wholesale and/or internet level.

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by a development stage company must be considered when evaluating the Company's prospects. The Company's plan of operating for the next twelve months is to further develop and expand its product line and customer base by introducing new products and strengthening brand awareness through new and existing strategic alliances with manufacturers, retail outlets, sales representatives and distributors. Management believes that existing funds, combined with funds sought to be raised in a contemplated $1 million ($500,000 minimum) equity offering in the late summer 2008 and revenues generated from operations, will be sufficient to fund operations for at least the next 18 months. Depending on 2009 revenues and the success of the contemplated $1 million raise, additional funding may be required to maintain momentum into 2010 and beyond. The units to be offered in the equity offering above may provide that additional funding by means of common stock purchase warrants included in the units and which, if exercised, could provide up to another $2 million of cash proceeds. Of course, there is no guarantee that the Company will be able to raise sufficient capital. Failure to do so may adversely effect the Company's ability to continue its operations. In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. Operating expenses cannot be predicted with certainty. They will depend on several factors, including, but not limited to competitive forces, the state of the economy and continued acceptance of the Company's all natural products in the marketplace. Management has no firm basis for projecting the increase in revenue required to sustain operations as anticipated above. Such assumptions are based almost entirely on the valuable, strategic relationships the Company has developed, which it believes will translate into operating revenues. It is stressed that these assumptions are not at all based on firm commitments from customers or on other tangible evidence.

The Company currently is in the process of acquiring, developing and introducing new all natural non-food products to multiple markets in multiple regions. To date, it has acquired and developed approximately 50 different non-food all natural products. It continues to receive and fill orders for its Dragonfly, Organix(TM) line of cleaning products from Shaw's, Hannaford, Stop & Shop, Tops, Giant, Key Foods and Roche Bros Supermarkets in the Northeast and Albertson's and Sweetbay Supermarkets in Florida. The company has received opening orders for 33 Wakefern stores which will be shipped in August, 2008 with an additional 24 Wakefern stores tentatively scheduled to be shipped in the Fall of 2008.

The Company continues to maintain a mutually beneficial relationship with United Natural Foods (UNFI), a leading natural food distributor based in Dayville, CT that services over 17, 000 customers nationwide. In addition, the Company has recently developed a mutually beneficial relationship with Kehe Distributors, another leading natural food distributor based in Romeoville, IL that services over 9,000 customers nationwide.

In April, 2008, the Company launched its organic fertilizer products under its Mother Natures Cuisine(TM) brand name. We have received opening orders and continue to ship these products to Shaw's Supermarkets and various independent Garden Centers, as well as its organic insecticide/fungicide product, Garden Guys Garden NEEM which was introduced in the Spring of 2007 and is shipping to independent Garden Centers, Shaw's and whole Foods. Sales of Garden NEEM in 2008 are on a course to double that of 2007.sales. The Company is in the process of introducing its Nev'r Dull commercial brand of cleaning products to the municipal and government markets through the efforts of WLB Associates, an independent sales representative organization and Excel Distributors each of whom specialize in these markets. The Company continues to actively participate in various related trade publications and trade shows.

The Company continues to receive orders from Fisher Scientific, our National Laboratory Distributor that sells into the Hospital and Healthcare Laboratory industries. In addition, the Educational and Government services divisions of Fisher Scientific are now offering the Company's OSM branded line of all natural products to their customer base.

While the Company believes that it will accomplish its goals, if it is unsuccessful in raising additional capital in the late summer of 2008, the probability of the Company hitting its short term financial targets will be seriously slowed.

We will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, all natural product offerings. Sam Jeffries, the Company's President, hosts a live four hour garden talk radio show each week. On Sunday mornings from 6:00AM-8:00AM, the show can be heard on WRKO in Boston, Massachusetts. On Sunday mornings from 8AM to 10AM, the show can be heard on WHJJ in Providence, RI; WXLM in Stonington, Connecticut; WBSM in New Bedford, Massachusetts; WBAE in Portland, ME and WVAE in Biddeford, ME. . The show is also aired on a taped delay basis on Saturday mornings from 7AM to 9AM on WHYN in Springfield, MA; WGIR in Manchester, NH; WGIN in Rochester, New Hampshire and WGIP in Exeter, New Hampshire and from 8:00AM-9:00AM on WADK, Newport, RI.. Using this network of 11 radio stations allows us to keep customers informed about the importance of considering organic alternatives, how they should use organic products and where they can buy them. Since the Company pays for the air time, we also receive an inventory of commercials which are used to educate consumers about organics and where they can buy the products; as well as, selling the air time to help defray the cost of the radio show and any related expense.

The Company has also established strategic relationships with key vendors for the fulfillment of our organic liquid and fertilizer product lines. The Company plans to vigorously pursue strategic relationships that help us to reduce our costs while maintaining high product quality.

The Company continues to rely substantially on invested capital to fund its operations. During the first six months of Calendar 2008, 73% of funds deposited were from small private placement offerings, 22% came from Receivables and 5% from the Line of Credit and other sources.

As previously mentioned, the Company is anticipating a minimum of $2.5 million of additional funding from an equity offering in the late summer of 2008. This combined with the expected increase in operating revenues should provide us with sufficient working capital through 2010 and beyond. On the other hand, if the Company were only able to raise $1 million in equity and sales did not increase significantly, the Company would likely exhaust its resources in early to mid-2009.

The Company's projected Plan of Operations for CALENDAR year 2008 consists of the following:

                                                                        2008
                                                                    -----------
Revenues                                                            $ 1,500,000
Margin                                                                  500,000
Selling, General and Administrative Expense                             875,000
Other (Income)/Expense                                                   75,000
                                                                    -----------
Net Profit/(Loss) from Operations                                   $  (450,000)

Revenue Projections

Our CALENDAR 2008 projections were made on an industry-by-industry basis with 75% of revenues coming from a combination of Grocery, Convenience and College Book stores and 25% expected to come from our new association with Fisher Scientific. In preparing this projection, we factored in existing customers, customers that we are about to start shipping to and those who have indicated a strong desire to carry our products at some point during 2008. Although the opportunity for the expansion of the business is very real, we now believe that current economic conditions have caused the pace of our expansion to go slower than originally expected and that 2009 will be the beneficiary of 2008's exhaustive marketing efforts.

In addition, the Company has continued to respond to potential product opportunities in various market segments (Grocery, Convenience, Garden Center, Municipal, Government and Pet) by introducing new products within the various Company owned brands, (OSM, Mother Natures Cuisine, Dragonfly Organix and Garden
Guys). The Company also has invested additional funds in launching the Nevr-Dull brand of Natural cleaners with whom it has an exclusive licensing agreement.

Despite our financial commitment to heavily advertise and promote our products to enhance brand recognition, customer loyalty and encourage reorders, there can be no guarantee that our products will sell as we believe they will or that consumers will reorder our products once they have used them.

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

General and Administrative costs are projected at 23% of sales with the objective of keeping overhead costs as low as possible. Major expenses in this category are Administrative Payroll, Legal, Accounting and Consulting fees.

Marketing and Selling Expenses are projected at 35% of revenues with the caveat being that if revenues come in higher than projected, more of the additional revenues will be reinvested into furthering marketing and selling activities. Major expenses in this category are the radio shows, radio advertising, trade shows, display cases and slotting fees.

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

The Company anticipates that in order to fulfill its plan of operations, it will need to continue to attract key supermarket chains to sell its household organic and natural cleaning and gardening products. The Company has continued to receive orders and re-orders from recognized supermarket chains such as Hannaford, Shaw's, Albertson's, Shop-Rite/Wakefern and major national organic product distributors such as United Natural Foods Inc. and Kehe Distributors, Inc.

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

The Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and in a timely manner in order to fulfill orders and satisfy customer demands. The Company has developed a strategic alliance with a well known fulfillment company, Webco Chemical Co., located in Dudley, Massachusetts; which it believes has the capacity and ability to handle its requirements over the next three years and more, if need be. Their role is to blend the specially designed and specified ingredients we provide and fill, label, box and palletize the orders to be shipped. Webco also handles our fulfillment requirements for our gardening products.

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

      Should Sam Jeffries not be able to produce the radio show, the present co-hosts could produce and conduct the show in his absence. The Company also anticipates that in order to reach a national audience it can franchise the Garden Guys concept throughout the country and have local talk shows discussing lawn and gardening techniques and problems indigenous to each region. The show is also adding "home remedies" and "how to" segments to expand listener interest and extend the seasonality of the show.

      o     Risks of a Development Stage Company

      We have only begun to generate substantive operating revenues within the last twelve months. If we are unable to sustain and increase operating revenues, we will not be able to generate profits and our business will falter.

      o     Reliance on Investment Funds

      We just recently started to receive meaningful cash flow from customer sales. For the most part, we still rely upon external funding sources, primarily equity capital, to finance our operations. While we believe that increasing cash flow from customer sales will ultimately provide adequate funds to permit us to be self sufficient by the end of 2009; until then, we will continue to require additional capital from investors. If we are unable to obtain such funding from outside sources, we would likely be forced to reduce the level of our operations and business failure could become a real possibility.

      o     Reliance on Management Team

      As stated above, the Company relies heavily upon a small team of full-time officers and consultants. It has "key man" life insurance on Sam Jeffries that would compensate us in the event of his unfortunate demise. Sam Jeffries' continued involvement is deemed especially critical to our marketing efforts. The loss of Sam Jeffries or one of several key officers or consultants could have an adverse impact on the Company's chances for success. At present, key man insurance coverage is only available on Sam Jeffries and is currently not being pursued on the other full-time officers due to cost.

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

      The following information is provided in accordance with the requirements of Item 201 of Regulation SB. Bid information shown was obtained from Yahoo Finance.

      High and Low Bids for the Quarter Ended June 30, 2008
      -----------------------------------------------------

      High Bid   $3.00
      Low Bid    $1.20

      The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      As of June 30, 2008, the approximate number of holders of record of each class of common equity was 161.

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

On April 11, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 820,000 shares of its common stock for cash of $410,000. The offering was closed as of April 30, 2008. All 820,000 shares were issued.

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the third Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. In addition, they were offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period.

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. An approximate total of 78% of the Company's outstanding common shares were restricted as of June 30, 2008.

                             Selected Financial Data
                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

                For the Three Months Ended June 30, 2008 and 2007

                             Statement of Operations

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                   June 30, 2008   June 30, 2007
                                                   -------------   -------------
Revenues                                            $   145,697          97,509
Margin                                                   44,931          24,182
Selling, General and Administrative Expense             346,129         243,377
Interest Income/(Expense)                               (17,999)         (3,029)
                                                    -----------     -----------
Profit/(Loss) from Operations                       $  (319,197)    $  (222,224)

Other Income/(Expense);
Debt Settlement Expense (Note 2)                       (672,221)            ---
Warrant Expense (Note 2)                               (235,224)            ---

Net Profit/(Loss)                                   $(1,226,642)    $  (222,224)

Loss per share-Basic and Diluted                    $     (0.19)    $     (0.04)
                                                    ===========     ===========
Weighted Average Number of Shares                     6,366,725       4,976,426
                                                    ===========     ===========

                                 Balance Sheets

                                                   June 30, 2008   June 30, 2007
                                                   -------------   -------------

Cash                                                $    60,285     $   239,076
Accounts Receivable                                      31,718          23,082
Inventories                                             142,475          43,087
Fixed Assets                                             15,523          11,076
Other Assets                                                200             200
Prepaid Expense                                          74,937          69,596
                                                    -----------     -----------
TOTAL ASSETS                                        $   325,138     $   386,117
                                                    ===========     ===========

LIABILITIES
Accounts Payable                                    $   318,514     $   219,218
Accrued Expenses                                         48,500         167,989
Line Of Credit                                           69,422               0
Notes Payable-Current                                   197,102          52,026
Note Payable-Long Term                                      -0-             -0-
                                                    -----------     -----------
TOTAL LIABILITIES                                   $   633,538     $   439,233

STOCKHOLDERS EQUITY/(DEFICIT)
Common Stock (Note 1)                               $       680     $       536
Additional Paid in Capital                            3,603,519       1,869,270
Prepaid Expenses                                            -0-             -0-
Accumulated (Deficit)                                (3,912,599)     (1,922,922)
                                                    -----------     -----------
TOTAL STOCKHOLDERS EQUITY/(DEFICIT)                 $  (308,400)    $   (53,116)

TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY/(DEFICIT)                             $   325,138     $   386,117
                                                    ===========     ===========

Note 1:

Common Stock, $.0001 par value, 100,000,000 shares authorized; 6,737,864 and 5,359,426 shares issued and outstanding respectively.

Note 2:

On May 30, 2008 the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. The debt settlement expense associated with this transaction was $672,221 for the three months ending June 30, 2008. In addition, note holders were offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The warrant expense associated with this transaction was $235,224 for the three months ending June 30, 2008. This is non-cash accounting entry for disclosure purposes only. The offset to this non-cash expense entry is an increase in the Equity section via Additional Paid In Capital.

The Company is a development stage company and it has not generated significant operating revenues from its inception on August 23, 2003 to June 30, 2008. The Company is continuing to focus its efforts on improving and expanding its all natural cleaning and garden product lines and establishing a large viable national distribution network for these products. While there are no assurances, the Company anticipates that by continuing to improve and expand its quality product offerings, in conjunction with establishing a broad national distribution network, it will be in a position to receive substantial revenues in the future.

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

From inception through June 30, 2008 the Company's selling, general and administrative expenses were $2,840,254. These expenses were partially offset by income from radio ads, website and garden and cleaning product sales in the amount of $656,851. As a development stage company, significant resources have been allocated to growing and expanding the Company. These costs include, but are not limited to, $421,646 for Legal and Accounting Fees, $630,101 for Payroll, $328,218 for Convertible Debt Expense, $372,303 for Advertising, $374,377 for brokered time purchased for our radio shows and $138,789 for Interest Expense.

As of June 30, 2008, the Company had current assets of $309,415 and Fixed and Other Assets of $15,723, resulting in total assets of $325,138. The Company's current liabilities were $633,538. Working capital at June 30, 2008 and June 30, 2007 was $(324,123) and $(64,392) respectively. As a development stage company, the negative swing in working capital is indicative of the debt and extended vendor terms that were required to fund non-capitalizable operating expenses such as those referred to in the previous paragraph. The business plan calls for the negative swing in working capital to steadily move to become positive as product sales ratchet up and receivables generate more and more cash flow from operations over the course of 2009.

                          Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Principles of Accounting

The Company employs the accrual method of accounting for both financial statements and tax purposes. Using the accrual method, revenues and related assets are recognized when earned, and expenses and the related obligations are recognized when incurred. The Company has elected a September 30th year end.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly Garden Guys radio call in program with Entercom, Clear Channel and Citadel Communications, slotting fee expense, display case costs and trade shows. The total advertising expense for the radio show contracts was $88,183 and $35,787 for the three months ended June 30, 2008 and June 30, 2007, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications.

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

Stock Options

On February 28, 2008, our Board of Directors approved the 2008 Stock Option and Purchase Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $1.00 per share. Options are exercisable and vest over a four year period at a rate of 25% per year. As of June 30, 2008, there were 876,250 options outstanding under this plan at the exercise price of $1.00 per share. Outstanding stock options have not been considered in the fully diluted loss per share calculations due to the anti-dilutive effect.

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

In December, 2007, the FASB issued SFAS No. 141(R ), "Business Combinations", which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company's financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

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

None.

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

On April 11, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 820,000 shares of its common stock for cash of $410,000. The offering was closed as of April 30, 2008. All 820,000 shares were issued.

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. In addition, they were offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

3.3   Microbial Technologies License Agreement

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

                                         _______________________________________
                                                      (Registrant)

   August 14, 2008                       /s/
                                         ---------------------------------------
Date                                     SAMUEL F.H. JEFFRIES, CEO AND CHAIRMAN
                                                      (Signature)

   August 14, 2008                       /s/
                                         ---------------------------------------
Date                                     MARK J. McEVOY, CHIEF FINANCIAL OFFICER
                                                      (Signature)

                        Organic Sales and Marketing, Inc.
                          (A Development Stage Company)

                    Financial Statements for the Three Months
                    Ended June 30, 2008 and 2007 (Unaudited) and the Nine Months Ended June 30 ,2008 and 2007 (Unaudited)

                                    CONTENTS

Balance Sheets................................................................ 3

Statements of Operations...................................................... 5

Statements of Stockholders' Equity/(Deficit).................................. 6

Statements of Cash Flows...................................................... 7

Notes to the Financial Statements............................................. 8

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                     June 30,      September 30,
                                                      2008             2007
                                                  -----------      -------------
                                                  (Unaudited)
CURRENT ASSETS

    Cash and cash equivalents                       $ 60,285         $193,341
    Accounts receivable, net                          31,718           30,602
    Inventories                                      142,475          111,304
    Prepaid Expense                                   74,937           18,893
                                                    --------         --------

      Total Current Assets                           309,415          354,140
                                                    --------         --------

PROPERTY AND EQUIPMENT, NET                           15,523           12,752
                                                    --------         --------
OTHER ASSETS
    Deposits                                             200              200
                                                    --------         --------

      Total Other Assets                                 200              200
                                                    --------         --------

      TOTAL ASSETS                                  $325,138         $367,092
                                                    ========         ========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                                 June 30,              September 30,
                                                                                   2008                     2007
                                                                                -----------            -------------
                                                                                (Unaudited)
CURRENT LIABILITIES

    Accounts payable                                                            $   318,514             $   239,811
    Accrued expenses                                                                 27,611                  99,386
    Accrued interest payable                                                         20,889                  24,441
    Line of Credit                                                                   69,422                    --
    Notes payable                                                                     5,000                 157,000
    Notes payable - related parties                                                 192,102                  52,026
                                                                                -----------             -----------

      Total Current Liabilities                                                     633,538                 572,664
                                                                                -----------             -----------

      Total Liabilities                                                             633,538                 572,664
                                                                                -----------             -----------
STOCKHOLDERS' (DEFICIT)

    Common stock, $0.0001 par value; 100,000,000 shares
     authorized, 6,799,473 and  5,388,569 shares issued and
     outstanding, respectively                                                          680                     539
    Additional paid-in capital                                                    3,603,519               1,898,410
    Deficit Accumulated during the Developmental Stage                           (3,912,599)             (2,104,521)
                                                                                -----------             -----------

      Total Stockholders' (Deficit)                                                (308,400)               (205,572)
                                                                                -----------             -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                                                  $   325,138             $   367,092
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

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                   Accumulated
                                                                                                                       from
                                                                                                                  August 23, 2003
                                                   For the Three Months              For the Nine Months        (inception) through
                                                      Ended June 30,                    Ended June 30,                June 30,
                                                  2008             2007             2008             2007              2008
                                              -----------      -----------      -----------      -----------    -------------------
REVENUES

   Product sales, net                         $   145,697      $    97,509      $   254,261      $   127,612      $   546,418
   Services                                          --               --               --               --            110,433
                                              -----------      -----------      -----------      -----------      -----------

     Total Revenues                               145,697           97,509          254,261          127,612          656,851

COST OF SALES                                     100,766           73,327          176,890           93,427          365,337
                                              -----------      -----------      -----------      -----------      -----------

   GROSS PROFIT                                    44,931           24,182           77,371           34,185          291,514
                                              -----------      -----------      -----------      -----------      -----------

OPERATING EXPENSES

   Selling, general and administrative            346,129          243,377          932,552          670,679        2,840,254
                                              -----------      -----------      -----------      -----------      -----------

     Total Operating Expenses                     346,129          243,377          932,552          670,679        2,840,254
                                              -----------      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                             (301,198)        (219,195)        (855,181)        (636,494)      (2,548,740)
                                              -----------      -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)

   Interest  Income                                 1,270              837            2,689            3,065           10,594
   Interest Expense                               (19,269)          (3,866)         (48,139)          (9,525)        (467,006)
   Debt Settlement Expense (Footnote 5)          (672,221)            --           (672,221)            --           (672,221)
   Warrant expense associated with
     debt settlement (Footnote 7)                (235,224)            --           (235,224)            --           (235,224)
                                              -----------      -----------      -----------      -----------      -----------

     Total Other Income (Expense)                (925,444)          (3,029)        (952,895)          (6,460)      (1,363,857)
                                              -----------      -----------      -----------      -----------      -----------

NET LOSS BEFORE INCOME TAXES                   (1,226,642)        (222,224)      (1,808,076)        (642,954)      (3,912,597)

INCOME TAX EXPENSE                                   --               --                                                 --
                                              -----------      -----------      -----------      -----------      -----------

NET LOSS                                      $(1,226,642)     $  (222,224)     $(1,808,076)     $  (642,954)     $(3,912,597)
                                              ===========      ===========      ===========      ===========      ===========

LOSS PER SHARE-
     Basic and Diluted                        $     (0.19)     $     (0.04)     $     (0.31)     $     (0.13)
                                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
     Basic and Diluted                          6,366,725        4,976,426        5,740,829        4,899,482
                                              ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.

                          (A Development Stage Company)
                  Statements of Stockholders' Equity/(Deficit)

        For the period August 23, 2003 (inception) through June 30, 2008

                                                                                         (Deficit)
                                                                                         Accumulated                     Total
                                                                            Additional    during the                 Stockholders'
                                                          Common Stock       Paid-In     Development    Prepaid         Equity
                                                       Shares      Amount    Capital        Stage       Expenses       (Deficit)
                                                     ----------  ---------  ----------   -----------   -----------   -------------
Balance, August 23, 2003 (inception)                       --    $    --    $     --     $      --     $      --       $    --

Value attributed to discount on convertible note           --         --       112,500                                   112,500

Shares issued for services at $.0001/share            1,600,000        160        --                                         160

Cash Contribution to Capital                                                     2,328                                     2,328

Shares issued for services at $.10/share              1,250,000        125     124,875                    (125,000)         --

Amortization of Prepaid Expenses                                                                            49,433        49,433

Net loss for the year ended September 30, 2003                                              (119,383)                   (119,383)
                                                     ----------  ---------  ----------   -----------   -----------   -----------
Balance, September 30, 2003                           2,850,000  $     285  $  239,703   $  (119,383)  $   (75,567)  $    45,038
                                                     ----------  ---------  ----------   -----------   -----------   -----------

Value attributed to discount on convertible note           --         --        80,274                                    80,274

Cash Contribution to Capital                                                       350                                       350

Shares issued for services at $.10/share                150,000         15      14,985          --            --          15,000

Shares issued for services at $.10/share                500,000         50      49,950                     (50,000)         --

Amortization of Prepaid Expenses                                                                            56,885        56,885

Net loss for the year ended September 30, 2004                                              (337,157)                   (337,157)
                                                     ----------  ---------  ----------   -----------   -----------   -----------
Balance, September 30, 2004                           3,500,000  $     350  $  385,262   $  (456,540)  $   (68,682)  $  (139,610)
                                                     ----------  ---------  ----------   -----------   -----------   -----------

Value attributed to discount on convertible note           --         --        85,944          --                        85,944

Amortization of Prepaid Expenses                                                                            47,849        47,849

Net loss for the year ended September 30, 2005             --         --          --        (259,420)                   (259,420)
                                                     ----------  ---------  ----------   -----------   -----------   -----------
Balance, September 30, 2005                           3,500,000  $     350  $  471,206   $  (715,960)  $   (20,833)  $  (265,237)
                                                     ----------  ---------  ----------   -----------   -----------   -----------

Value attributed to discount on convertible note           --         --        49,500          --                        49,500

Amortization of Prepaid Expenses                                                                            16,667        16,667

Shares issued for cash at $1.00/share                   431,100         43     431,057          --                       431,100

Shares issued for conversion of debt at $.42/share      880,476         88     369,712          --                       369,800

Net loss for the year ended September 30, 2006             --         --          --        (564,007)                   (564,007)
                                                     ----------  ---------  ----------   -----------   -----------   -----------
Balance, September 30, 2006                           4,811,576  $     481  $1,321,475   $(1,279,967)  $    (4,166)  $    37,823
                                                     ----------  ---------  ----------   -----------   -----------   -----------

Shares issued for cash at $1.00/share                   576,993         58     576,935          --                       576,993

Amortization of Prepaid Expenses                                                                             4,166         4,166

Net loss for the year ended September 30, 2007             --         --          --        (824,553)                   (824,553)
                                                     ----------  ---------  ----------   -----------   -----------     ---------
Balance, September 30, 2007                           5,388,569  $     539  $1,898,410   $(2,104,521)  $        (0)  $  (205,572)
                                                     ----------  ---------  ----------   -----------   -----------   -----------

Shares issued for cash at $.50/share                    870,000         87     434,913                                   435,000

Shares issued for cash at $1.00/share                    33,123          3      33,120                                    33,123

Shares issued for debt and payables at $1.00/share      151,562         16     151,546                                   151,562

Shares issued for conversion of debt at $.50/share      356,239         36     850,306                                   178,121

Value of warrants associated with conversion               --         --       235,224                                   235,224
     of debt

Net loss for the nine months ended June 30, 2008           --         --          --      (1,808,076)                 (1,808,076)
     (unaudited)

                                                     ----------  ---------  ----------   -----------   -----------   -----------
Balance, June 30, 2008 (unaudited)                    6,799,493  $     680  $3,603,519   $(3,912,597)  $        (0)  $  (308,399)
                                                     ==========  =========  ==========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Accumulated from
                                                                                                           August 23, 2003
                                                                             For the Nine Months         (inception) through
                                                                                Ended June 30,                 June 30,
                                                                          2008               2007                2008
                                                                      -----------         ---------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                           $(1,808,076)        $(642,955)        $(3,912,597)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation expense                                                   3,010             1,705               6,375
     Valuation of warrants granted                                        235,224              --               235,224
     Debt settlement Expense                                              672,221              --               672,221
     Shares issued for services                                              --                --                15,160
     Shares issued for convertible debt interest                             --                --                41,582
     Amortization of prepaid expense                                         --               4,166             175,000
     Amortization of discount on notes payable                               --                --               328,218
     Write-off of receivable from officer                                    --                --                15,689
   Change in operating assets and liabilities:
     Accounts receivable-trade                                             (1,116)          (17,001)            (31,718)
     Inventories                                                          (31,171)          (13,914)           (142,475)
     Deposits                                                                --                --                  (200)
     Prepaid Expense                                                      (56,044)          (69,596)            (74,937)
     Due from officers                                                       --                --               (15,689)
     Accounts payable                                                     107,703           135,266             347,514
     Accrued expenses                                                     (21,775)           94,850              77,611
     Accrued interest payable                                              43,104             4,806              67,545
                                                                      -----------         ---------         -----------

      Net Cash Used in Operating Activities                              (856,920)         (502,673)         (2,195,477)
                                                                      -----------         ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                      (5,783)          (10,070)            (21,900)
                                                                      -----------         ---------         -----------

     Net Cash Used in Investing Activities                                 (5,783)          (10,070)            (21,900)
                                                                      -----------         ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of shares                                       468,123           547,850           1,476,216
   Cash Contribution to Capital                                              --                --                 2,678
   Proceeds from Line of Credit                                            73,500            39,500              88,500
   Payments on Line of Credit                                              (4,078)          (54,501)            (19,078)
   Proceeds from Bridge Loans                                             175,000              --               175,000
   Proceeds from convertible notes                                           --                --               157,000
    payable - related party                                                  --                --               193,218
   Proceeds from convertible notes payable                                   --                --               135,000
   Proceeds from notes payable - related party                             17,102              --               112,089
   Payments on notes payable - related party                                 --              (7,352)            (42,961)
                                                                      -----------         ---------         -----------

     Net Cash Provided by Financing Activities                            729,647           525,497           2,277,662
                                                                      -----------         ---------         -----------

NET INCREASE (DECREASE) IN CASH                                          (133,056)           12,754              60,285

CASH, BEGINNING OF PERIOD                                                 193,341           226,322                --
                                                                      -----------         ---------         -----------

CASH, END OF PERIOD                                                   $    60,285         $ 239,076         $    60,285
                                                                      ===========         =========         ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid for interest                                             $     5,201         $   6,188         $    37,437
   Cash paid for income taxes                                         $      --           $    --           $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Shares issued for conversion of notes payable
        and accrued interest                                          $   250,682         $    --           $   620,482
   Shares issued for services                                         $      --           $    --           $    15,160
   Shares issued for prepaid services                                 $      --           $   4,166         $   175,000
   Shares issued for accounts payable and accrued expenses            $    79,000         $    --           $    79,000
   Value of warrants associated with conversion of debt               $   235,224                           $   235,224

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2008 (Unaudited)

Note 1 - Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10SB/A filing on August 3, 2007. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

Note 2 - Net Income/(Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 876,250 were considered but were not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 178,120 were considered but were not included in the computation of loss per share because their effect is anti-dilutive.

                                            For the Three Months         For the Nine Months
                                               Ended June 30,               Ended June 30,
                                        -------------------------    ---------------------------
                                            2008           2007          2008            2007
                                        ------------   ----------    ------------    -----------
Basic and Diluted

Net Loss - Numerator                    $ (1,226,642)  $ (222,224)   $ (1,808,076)   $  (642,954)
                                        ============   ==========    ============    ===========

Weighted Average Shares - Denominator      6,366,725    4,976,426       5,740,829      4,899,482
                                        ============   ==========    ============    ===========

Per Share Amount                        $      (0.19)  $    (0.04)   $      (0.31)   $     (0.13)
                                        ============   ==========    ============    ===========

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2008 (Unaudited)

Note 3 - Inventories

Inventories consisted of the following as of:

                                              June 30,         September 30,
                                                2008               2007
                                            -----------        -------------
                                            (Unaudited)

  Raw materials                               $ 92,608           $ 80,360
  Finished goods                                49,867             30,944
                                              --------           --------

  Totals                                      $142,475           $111,304
                                              ========           ========

At June 30, 2008 and September 30, 2007, no provision for obsolete inventory was recorded by the Company.

Note 4 - Stock Options

On February 28, 2008, our Board of Directors approved the 2008 Stock Option and Purchase Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $1.00 per share. Options are exercisable and vest over a four year period at a rate of 25% per year. As of June 30, 2008, there were 876,250 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the companies' outstanding common stock.

A summary of our outstanding common stock options as of June 30, 2008 is presented below:

                                                          Weighted Average
                                      Number of Shares     Exercise Price

Stock Options Outstanding,
  September 30, 2007                             --             $  --

Options Issued, 2008                          876,250           $  1.00
Options Exercised,2008                           --             $  --
Options Canceled, 2008                           --             $  --
                                      ------------------------------------
Stock Options Outstanding,
  June 30, 2008 (unaudited)                   876,250           $  1.00
                                      ====================================
Stock Options Exercisable,
  June 30, 2008 (unaudited)                      --             $  --
                                      ====================================

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock options issued to both employees and non-employees of the Company.

                Options Outstanding                Options Exercisable
        ------------------------------------  -----------------------------

                                  Weighted
                    Number         Average                      Weighted
        Exercise    Shares       Contractual    Number           Average
Year      Price   Outstanding    Life(Years)  Exercisable    Exercise Price
----    --------  -----------    -----------  -----------    --------------
2008    $   1.00       876,250          9.67      876,250    $         1.00

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2008 (Unaudited)

Note 5 - Common Stock Purchase Warrants

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. In addition, they were offered one common stock purchase warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The total number of warrants granted was 178,120, which vested entirely upon grant. The amount of warrant expense charged for the 3 months ending June 30, 2008 was $235,224.

The Company has determined the estimated value of the warrants granted by using the Black-Scholes pricing model using the following assumptions: expected life of 2 years, a risk free interest rate of 2.40%-3.03%, a dividend yield of 0% and volatility of 94% in 2008.

A summary of our outstanding common stock purchase warrants as of June 30, 2008 is presented below:

                                                          Weighted Average
                                    Number of Warrants     Exercise Price

Warrants Outstanding,
  September 30, 2007                              --           $  --

Warrants Granted, 2008                         178,120         $  2.00
Warrants Exercised, 2008                          --           $  --
Warrants Canceled, 2008                           --           $  --
                                    --------------------------------------
Warrants Outstanding
  and Exercisable,
  June 30, 2008 (unaudited)                    178,120         $  2.00
                                    ======================================

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the note holders referenced above.

                Warrants Outstanding               Warrants Exercisable
        ------------------------------------  -----------------------------

                                  Weighted
                    Number         Average                      Weighted
        Exercise    Shares       Contractual    Number           Average
Year      Price   Outstanding    Life(Years)  Exercisable    Exercise Price
----    --------  -----------    -----------  -----------    --------------
2008    $   2.00      178,120            2.0      178,120    $         2.00

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2008 (Unaudited)

Note 6 - Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement ("LOC Agreement") with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate ("WSJ Prime Rate") less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at June 30, 2008 (unaudited) and September 30, 2007 was $69,422 and $ -0-, respectively. Accrued Interest Payable at June 30, 2008 (unaudited) and
September 30, 2007 was $467 and $-0-, respectively. The LOC Agreement is guaranteed by an officer of the Company.

Note 7 - Equity Transactions

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

On April 11, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 800,000 shares of its common stock for cash of $400,000. The offering was closed as of April 30, 2008. All 800,000 shares were issued.

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. The debt settlement expense associated with this transaction was $672,221 for the three months ending June 30, 2008. In addition, note holders were offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The warrant expense associated with this transaction was $235,224 for the three months ending June 30, 2008.

                        ORGANIC SALES AND MARKETING, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            June 30, 2008 (Unaudited)

Note 8 - Notes Payable- Related Parties

Notes payable-related parties consisted of the following at June 30, 2008:

                                                       June 30,   September 30,
                                                         2008         2007
                                                      ---------   -------------

Note payable with a director of the Company,
   interest at 6% per annum, payments of
   $1,000 due monthly beginning April 1, 2007,
   matures March 2010, unsecured.                     $   6,247     $ 32,026

Note payable with a director of the Company,
   interest at 6% per annum, payments of
   $1,020 due monthly beginning April 15, 2008,
   matures April, 2009, unsecured.                    $  10,855         --

Note payable with a director of the Company,
   interest at 12% per annum. No monthly payments
   are required. All accrued interest and principal
   is paid at maturity, December 1, 2008              $ 175,000         --

Note payable with a related individual, interest
   at 10% per annum, no current repayment
   requirements, due on demand, unsecured.                 --         20,000
                                                      ---------     --------

Total Notes Payable - Related Parties                 $ 192,102     $ 52,026
Less: Current Portion                                  (192,102)     (52,026)
                                                      ---------     --------

Long-Term Notes Payable - Related Parties             $    --       $   --
                                                      =========     ========

Total accrued interest at June 30, 2008 and 2007 was $20,889 and $22,421.

Note 9 - Going Concern

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