Form 10KSB
period 2008-09-30
Organic Sales & Marketing Inc
filed 2009-01-12
CIK 1354030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

                                    For the fiscal year ended September 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the transition period from __ to _
                                                   Commission file number 0-3338

                        ORGANIC SALES AND MARKETING, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

Delaware                                    33-1069593
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

114 Broadway                      Raynham, MA                            02767
--------------------------------------------------------------------------------
(Address of Principal executive offices)                              (Zip Code)

Issuer's telephone number (508) 823-1117

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
          Title of each class                         which to be registered
          -------------------                        ------------------------
             Common Stock                                Over the Counter
          $.0001 par value                                Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
                  Section 13 or 15(d) of the Exchange Act. |_|

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

            State issuer's gross revenues for its most recent fiscal year. $383,725

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60. (See definition of affiliate in Rule 12b02 of the Exchange Act.) $3,555,569 as of December 23, 2008.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

8,539,863 shares of common stock as of December 23, 2008

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990). None

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

ORGANIC SALES AND MARKETING, INC.
FORM 10-KSB
September 30, 2008

Table of Contents                                                           Page
-----------------                                                           ----

                                     Part I

Item 1.   Description of Business                                             4

Item 2.   Description of Property                                             14

Item 3.   Legal Proceedings                                                   14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

                                    Part II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer                                           15

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations; Plan of Operations                       16

Item 7.   Financial Statements                                                26

Item 8.   Changes in and Disagreement With Accountants on Accounting
          and Financial Disclosure                                            26

Item 8A   Controls and Procedures                                             26

Item 8B   Other Information                                                   26

                                   Part III

Item 9    Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act          26

Item 10   Executive Compensation                                              29

Item 11   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          29

Item 12   Certain Relationships and Related Transactions                      30

Item 13   Exhibits                                                            32

Item 14   Principal Accountant Fees and Services                              32

Signatures

Supplemental Information

Financial Statements

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      (a)   Business Development

            1.    Form and Year of Organization.

Organic Sales and Marketing, Inc. (the "Company" or the "Registrant" or the "Issuer") was incorporated in the State of Delaware as Garden Connections, Inc. on August 23, 2003. On April 20, 2005, Garden Connections, Inc. changed its name to Organic Sales and Marketing, Inc. Since inception, the Company has been engaged in product development, in the sales and marketing of privately labeled non-food organic products and in obtaining operational financing. The Company purchased the assets of Garden Connections LLC, a Massachusetts limited liability company in September 2003. The acquisition of the assets of Garden Connections LLC took the form of an exchange agreement whereby all of the outstanding common stock of the Company was exchanged for all of the interests of the respective partners of Garden Connections, LLC. The major reasons for the exchange were that the management of Garden Connections, LLC was desirous of adopting a name that would better describe the business plan and that the Company could not function as an LLC if its securities were to be publicly held. The exchange rate whereby the partners of the LLC received shares of the Company's common stock was arbitrary and not at arms length. It should be noted that the officers and directors of the Company as a group beneficially own 40.5% of the Company's outstanding common stock and as a result, control the operations of the Company.

            2.    Any bankruptcy, Receivership or Similar Proceeding. Not
                  Applicable

            3. Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business. Not Applicable

      (b)   Business of Issuer

The Company is a sales and marketing company that specializes in private labeling of all natural non-food organic products developed and manufactured by other companies who do not have the marketing skills or means to market and sell their products. We believe that we are able to bring their products to multiple markets through the internet, radio and our established distribution network consisting of independent representatives and distributors. Through our two hour weekly radio garden talk show and affiliation with recognized national communication networks, including Clear Channel, Citadel, and Entercom, we believe that we can generate market interest and sales in organic and natural product alternatives, interest in and knowledge of the importance of organics, and information regarding where to purchase these related products.

The Company uses the services of well established and experienced sales organizations and distributors to introduce, promote, and sell its line of all natural cleaning and gardening products on a commission basis. The Company also continues to sell its all natural funeral industry product line to funeral homes through magazine and industry specific newspaper advertising. The Company has begun to advertise, promote and sell its Nevr-Dull brand of all natural cleaners to Nevr-Dull's worldwide clientele pursuant to a royalty agreement.

The Company is a franchised vendor with Fisher Scientific Company LLC ("Fisher") for sales of our industrial, all natural cleaners through Fisher's website and their well respected national sales organization. Fisher is a major international medical instrument distributor. On October 31, 2007 the Company and Fisher signed an agreement that designates Fisher as our sole United States "National Laboratory Distributor" for our commercially branded product line through December 31, 2008. This exclusivity will be reviewed annually and awarded based on meeting mutually agreed upon non-binding targets. The target for the second year of the contract will be $250,000 in sales at cost. Fisher will order products by placing purchase orders, and the Company will fill those orders as set forth in the agreement. In ordering the products, Fisher will have no minimum order requirement; nor does it make any annual minimum purchasing commitment. Following the initial term, the agreement will automatically renew for successive twelve month periods unless either party gives ninety days written notice of intent not to renew. Fisher Scientific already carries nine of the Company's industrial cleaners in three different sizes in their international catalog and will now actively sell them through their national sales organization. Notice of intent not to renew has not been received by either party and, therefore, the contract has been automatically renewed for 2009.

Orders continue to be received from the Funeral Industry as word of the effectiveness of our odor eliminator product continues to spread throughout the country. In addition to postcard mailers and magazine advertising, we have an insert going into the center section of the Industry specific newspaper starting in January, 2009.

The Company is currently selling its all natural cleaning and gardening products through Kehe Foods, a major organic food distributor based in Romeoville, IL and UNFI (United Natural Foods Inc), the leading organic products distributor in the country, based in Dayville, CT. Some of the major grocery store chains that we sell to via these distributors are Shaw's, Stop & Shop, Shop Rite, Grestides, Whole Foods, Tops and Giant. In addition, we also sell to Bozzuto Bros Distributors in Cheshire, Connecticut which sells to many of the smaller and independent grocery store chains in the Northeast. There can be no absolute assurance that meaningful orders from any these outlets will continue or increase.

The Company's soft launch of its line of organic fertilizers in the Spring of 2008 was well received by Shaw's, Agway and many smaller independent garden centers. We are purchasing our proprietary organic fertilizer products from Land O'Lakes Purina Feed Organization ("LOL"), a division of Land O'Lakes, Inc. which is private labeled under the brand name of Mother Natures Cuisine, which contain bilingual instructions. Organic fertilizer orders and commitments for the Spring 2009 have been very strong to date and we anticipate that demand will get stronger as we get closer to the Spring. The intrigue and attraction of these items is that they are plant based fertilizers, rather than animal waste.

The discussion of possible other marketing arrangements with Land O'Lakes reflects strategies that have, so far been talked about and to some extent have been the subject of correspondence between both companies. To date, however, terms of such a business relationship are still being discussed.

A new rubberized mulch product, made from recycled tires has been shown to have multiple applications in various industries, such as pre-school playgrounds, green buildings, commercial and residential landscapes. The Company started marketing this new product in the Spring of 2008 primarily through Agway garden center stores through our independent rep organization that focuses specifically on the garden center channel. There is no assurance however, that significant orders from retail outlets will commence in the Spring of 2009. That will ultimately depend on customer demand.

The Company plans to concentrate its marketing efforts solely in the rapidly growing all natural non-food organic arena. The Company believes that consumers are being drawn to organic products by a growing desire for fewer chemicals and additives in their everyday lives. However, there can be no assurance that this trend will translate into sales and profits for the Company.

The Company believes that the organic industry, consisting of food and non-food products continues to be one of the fastest growing segments of our economy and that recent decisions by major corporations to make "going green" part of their mission statements could lead to more rapid growth than anticipated.

A 2007 Manufacturer Survey prepared by Nutrition Business Journal on behalf of the Organic Trade Association showed that in 2006 $17.7 billion was spent on food and non-food organic products, an increase of 21% over the previous year. Based on reported consumer usage patterns, future shopping and other trended data, the survey projects that industry sales could reach $28.3 billion by 2009. Organic non-foods had consumer sales of $938 million in 2006, a growth of 26% for that year. Compared to organic foods, which is one of the fast growing market segments within the food industry, organic non-food products are still emerging as a category and sales are anticipated to grow anywhere from 16% - 40% each year through 2010, according to Organic Trade Association Forecasting Survey 2007.

Despite a tougher year ahead, according to a recent study by Mambo Sprouts Marketing, the leader in natural and organic product marketing and promotions, consumers are still willing to pay more for green environmentally friendly products. More than nine out of ten consumers studied reported buying the same or more environmentally friendly products than they did six months ago. They see green as a priority and their interest in healthy, organic and sustainable products is on the rise. According to the Hartman Group report, "The Many Faces of Organic 2008" published in the summer of 2008, two- thirds of adult consumers buy organic products at least occasionally and about 19% of adults are weekly organic users.

The Company believes non-food organic products will participate in the anticipated industry growth. The Company specializes in the more rapidly growing non-food organic areas, such as private label premium fertilizers and consumer and industrial cleaners, where profit margins can be substantially greater. We understand, however, that there can be no assurance that these trends will continue or that our products will follow the same overall upward trend currently underway in the organic industry.

The Company has established important outsourcing manufacturing and marketing relationships with Land O'Lakes; CA Fortune Co, a major midwestern food broker based in Bloomingdale, IL; North Eastern Sales Solutions, a major independent grocery store sales representative organization in the New England area; EC Desmond Sales and Marketing, Inc. a major grocery store sales representative organization covering the NY, NJ and Pennsylvania areas and Northeast Garden Group, an independent garden center sales representative based in Connecticut. The Company also currently has a verbal working agreement with Land O'Lakes Purina Feed Organization.

We have a five year agreement with North Eastern Sales Solutions plus an automatic year to year renewal, unless terminated by either party. The commission rate for products sold is 5% percent in the New England area and 2% percent if sold outside that area. There is also a provision to mutually agree upon granting stock options to North Eastern Sales Solution based on volume sold.

The Company also has a five year agreement with automatic year to year renewals with North East Garden Group LLC covering sales of Garden Guys Products including plants, fertilizers, cleaning products and other products mutually agreed upon in the New England area. The commission rate is 5% percent plus a provision to mutually agree to stock option grants based on the volume of sales.

The Company also has a one year agreement with automatic year to year renewals with EC Desmond Inc. covering sales of cleaning products and other products mutually agreed upon in the NY, NJ and PA areas. The commission rate is 5% percent.

The broker agreement with CA Fortune Specialty Foods, Inc. is open ended until either party terminates the agreement with 30 days written notice. The territory covered by this agreement is primarily the Midwest and commission is earned at the rate of 5%.

The Company's successful weekly radio show, the "Garden Guys" broadcasts over eleven stations (WHJJ, WXLM, WBSM, WGIR, WGIN, WGIP, WHYN, WBAE, WVAE, WRKO and
WADK). The Company's President and host of the "Garden Guys" show, Sam Jeffries, is now heard weekly on WRKO, in Boston, MA, covering a large radio audience throughout New England. On January 3, 2008, the Company signed a two-year agreement with WRKO to broadcast the "Garden Guys" show live every Sunday to commence on February 3, 2008 through February 6, 2010. The Company has plans to expand the two-hour weekly radio show into other regional markets through its current relationships with Clear Channel, Citadel, and Entercom networks. All of these contracts are automatically renewable and the respective stations have agreed to promote the program with promotional announcements, print ads and billboard placement on their respective websites.

The Company's optimism regarding its relationships with the networks listed above is based on several factors:

o To satisfy the broad-based appeal of the show, we have added a Garden Gal to our line-up of on-air personalities.

o The "Garden Guys" show continues to receive positive feedback and its format is easily replicated in other regions.

o As a brokered program, we pay for our air time, which would likely make the networks receptive to attempts to expand.

o We maintain creative control, so that the show continues to be informative, educational and fun.

o We have existing working relationships with Clear Channel, Citadel and Entercom, and Sam Jeffries, in particular, is well respected and known to many decision makers in the radio community. The "Garden Guys" ratings and following continue to increase and radio stations like to air a winner.

The timing and location of future stations will depend on whether the defined territories are or will become available and at what cost to the Company. There are no assurances that additional stations can or will be secured. At present there are no binding agreements providing for such expansion.

The Company generates brand awareness and consumer loyalty for a growing array of selective non-food organic products by educating the consumer, and acts as a distributor and marketer for the retailers that carry our products. The Company intends to capitalize on the growing interest in all natural non-food organics in several different markets with the intention of using the radio to increase awareness that organic products offer healthy alternatives without sacrificing expected results.

The Company's business strategy is to develop strategic marketing relationships with manufacturers that make quality all natural non-food organic based products that have multiple applications in multiple industries but which lack the marketing acumen needed to sell and take advantage of their own products. This type of marketing relationship begins with making the public aware of the product and/or the brand through the radio or other media outlets such as our own websites and then arranging with independent distributors or representatives to sell and promote the products with their established retail customer outlets.

It must be emphasized that although the Company is very excited about its product lines and its prospects for entry into a rapidly growing industry, the purchase of the Company's securities carries a significant risk. The Company has not had substantial revenues from operations and has not yet been profitable. While it has built important and valuable relationships with such major companies as Fisher Scientific, Land O'Lakes, Citadel, Clear Communications, Entercom, Kehe Food Products and United Natural Foods, Inc., the outlook remains uncertain in the absence of the receipt of substantial orders or substantial funding. Although the Company believes its overhead to be low based on its business plan, there can be no assurance that it will continue to find sources of working capital even after it attains a breakeven level. It should also be noted that the Company's auditors have included a "going concern" qualification in their opinion (see "Financial Statements").

      1.    Principal Products and Services and Their Markets

Currently the major all natural products that the Company is selling are all natural cleaners, which include stain remover, odor control, glass cleaner, floor cleaner, degreaser, concrete cleaner, eyeglass cleaner, jewelry cleaner, surface prep and glue cleaner, solely utilizing outside independent sales professionals, as well as an all natural insecticide-fungicide, organic soy candles and organic fertilizers. Since the Company sells only non-food all natural products, the shelf-life of its products can be in excess of one year or more, depending upon storage and climatic conditions. The Company uses a proprietary blend of organic compounds in its all natural products which are non-toxic, biodegradable and safe for use around children and pets. In addition, the Company will introduce an all natural detergent in January, 2009 which will also be sold by our independent sales professionals through major supermarket chains throughout the country.

The Company receives revenues from sales of product on our various websites, products sold directly by us or by our independent reps to distributors who then sell to retail stores, products sold to retail stores directly by us or our independent reps, re-selling our organic products to other companies and industries who wish to private label or license our products, lectures to garden clubs, civic organizations and other associations, and the sale of advertising inventory (commercial spots) available to the Company through the various radio stations that carry the Garden Guys radio talk show.

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

By letter dated November 14, 2006 we were notified that we have been selected by Land O'Lakes Purina Feed Organization to act as their private label fertilizer marketer, starting in the Spring of 2008. A strong marketing focus will be on the major home and garden retail chains such as Home Depot, Lowe's and Agway, which Land O'Lakes Purina Feed Organization does not presently supply internally. The Company will be receiving from Land O'Lakes Purina Feed Organization a complete line of fertilizers, as jointly formulated, designed and marketed by us under our newly applied for Mother Natures Cuisine trademark and existing trademark Garden Guys brands. Under the arrangement, Land O'Lakes Purina Feed Organization will also assist in product registration for each state, manufacturing, logistics, and distribution. They will also provide sales and marketing expertise for the Company, when needed. Under the Company's trademarks, the organic fertilizers will be sold retail, with the estimated sales price range of eight to twenty-five dollars. Other size bags may also be available. The Company believes this will potentially lead to major sales, as it is to be introduced into the 35 billion dollar lawn and garden market reported by the National Gardening Association in its Garden Market Research newsletter. There is no assurance however, that actual orders will commence. It will depend entirely on customer demand.

Land O'Lakes Purina Feed Organization is also a prime advertiser on our weekly radio show and a planned radio campaign for the spring of 2009 is already in place. In addition to our Dragonfly Organix brand, Land O'Lakes Purina Feed Organization will also advertise their own brand of Bradfield Organics fertilizers, whose market is strictly geared to their existing independent channel and does not compete in the markets we will be pursuing. There is no written commitment for Land O'Lakes to buy time on our radio show other than that which has already been committed too for the spring of 2009. Continuing as a prime advertiser throughout 2009 and beyond, while distinctly possible, is in the discussion stage and may not actually come to pass.

Organic Based Household Cleaner Market:

Other areas which the Company believes hold considerable promise are the residential and commercial cleaner markets. We believe that the momentum in the rise in organic food sales, due primarily to the growing education of how toxic chemicals can have a direct or indirect impact on human health, will carry over to that of non-food organic products which may pose similar health hazards and risks. Our weekly radio show allows us the opportunity to educate consumers about these potential hidden risks and those products, including our own, that offer healthy alternatives to chemical cleaners and then identify those stores that share the same philosophy. While currently at 938 million dollars annually, according to the Organic Trade Association this category grew by 26% in 2006.

Jewelry, Modeling, and Bead Markets:

We currently supply one of the major industry distributors, Fire Mountain Gems & Beads, Inc., in Grant Pass, Oregon. Fire Mountain does over 100 million dollars in annual sales and has an extensive customer base. Their customers are some of the major retail jewelry and bead shops in the industry, including Zales and other distributors within the trade. In addition to post card mailers, the Company has maintained an advertising presence in industry-related magazines to help to create brand awareness for our Glitz Jewelry Shiner and ODX Surface Cleaner products in these markets. There is no assurance, however, that these markets will develop for our products.

Funeral Industry & Medical Examiners Market:

The Company is currently supplying its Funeral Organix product line to Funeral Homes across the country. The Company expects that this class of trade has strong upside potential because there is a great need for cleaners and deodorizers due to the large amounts of chemicals used by this profession on a daily basis. The Company is currently represented by an independent salesman covering Illinois. Ohio and Michigan, to promote and sell our Funeral Organix, "From the Earth, To the Earth" brand, which the Company has developed and trademarked. Preliminary data indicates a strong willingness by the industry to replace their chemical products with ones that are all natural, chemical free and environmentally friendly. Marketing plans include advertising in industry related magazines, post card mailers, an insert in a weekly industry specific newspaper and an expanded network of independent sales representatives and distributors. There is no assurance that these markets will develop significantly for our products. This depends entirely upon product quality, the ability to reach the target market and consumer acceptance.

According to Funeral Directors Association (FDA) statistics, there are 21,528 funeral homes nationwide, and 51% of new funeral directors entering the profession today are women. An adjunct industry to this one would be the ambulance industry, which has similar issues and problems with the use of chemicals.

Municipalities and Waste Disposal Markets:

Due to the various odor problems that these markets encounter on a daily basis, the Company's Odor Eliminator product has been independently tested by customers and the results have been excellent. Previously, the Massachusetts Bay Transit Authority ("MBTA") has made small purchases of our product and has had success in treating the urine odor problem in the transit system. In our existing and growing portfolio of all natural products, we see this and other related products as having numerous applications in multiple industries such as nursing homes, waste management, fishing industry, industrial kitchens, daycare centers, Montessori schools, hospice-home care, pet shops, kennels and veterinarian locations. There is no assurance that these markets will develop for our products. This will depend upon product quality, the ability to reach the target market and consumer acceptance.

The Company is capitalizing on the growing interest and desire among consumers for environment-friendly products. To do this, we have developed strategic marketing relationships with manufacturers that offer "green" alternatives to some of the traditional, chemical-based products that are currently being used in various industries. The Company hopes to be the dominant leader in the all natural, non-food organic industry so we are aggressively working with several manufacturing companies to further develop and perfect our growing line of all natural, non-food product offerings. In conjunction with a strategic partner, we have also developed a rubber tire mulch product that can be used in playgrounds, flower beds and gardens and has a definite ecological benefit by keeping old, used tires out of landfills.

The last five plus years have been spent establishing what the Company believes to be a strong, solid foundation needed to support the next phase in our business plan. All natural, non-food organic products are growing in demand. The Company's' products are targeted to sophisticated, environmentally aware companies and consumers in various markets. The Company believes that strategic affiliations which have been developed with well-established manufacturers and sales and marketing companies, including the marketing expertise and reach of Land O'Lakes Purina Feed Organization; could possibly pave the way for our all natural, non-food organic products to eventually become available in many retail outlets throughout the country.

These strategic marketing affiliations have resulted in contracts with North Eastern Sales Solutions, Northeast Garden Group LLC, EC Desmond Sales and Marketing and CA Fortune Company. They have led to contract negotiations with Land O'Lakes Purina Feed Organization and a licensing agreement with George Basch Co., a worldwide distributor of Nevr-Dull Metal Polish. In addition, nine of our industrial cleaning products are now listed in the Fisher Scientific international catalog through which orders can be placed directly by customers of Fisher Scientific pursuant to the agreement described above. There can be no guarantees that this will continue or that it will result in meaningful sales.

      2.    Distribution

Our sales, marketing and promotional efforts are accomplished through the following:

      o     Radio Show

      o     Radio Advertising

      o     E-Commerce Websites

      o     Interactive Website with on-line forum room for gardeners

      o     Industry-related Magazines and Newspapers

      o     Face-to-face Client and Prospect Meetings

      o     Sales Brochures and Product Samples

      o     Point-of-Sale and End Cap Displays

      o     Trade Shows

      o     Membership in Trade Organizations

      o     Garden Clubs

      o     E-mail and Direct Mailings

      o     Telemarketing

      o     Strategic Marketing Alliances

      o     Cooperative Advertising

We are now able to bring our products from manufacturer to consumer with limited financial exposure. We have the added advantage of being able to market our products not only through our independent marketing associates, but through our own radio programs, with a recognized growing interest in organics. The Garden Guys(R) ensure that brand awareness reaches the consumer through the radio. This creates a multi-faceted, multi-revenue channel model for the Company. Moreover, we hope to add new strategically selected radio personalities and stations to our Garden Guys(R) radio family over the next several years with a reach that goes beyond the New England area. Because of the knowledge we have obtained of how the communications industry works, as a result of the Garden Guys(R) radio talk show, we believe that this is a very attainable goal. Currently, we are on eleven radio stations, five of which are Clear Channel stations, one of the largest networks in the country with over 1000 stations nationwide. We intend to enroll additional radio stations as sales opportunities dictate. There is no set schedule for this expansion at this time. Although there can be no assurance, we believe enrolling additional stations will be made easier due to our current relationships with Clear Channel, Citadel, and Entercom.

We have contracts with North Eastern Sales Solutions, a major independent sales and marketing organization to represent our all natural products to retail pharmaceutical and supermarket chains such as CVS, Rite-Aid, Shaw's Supermarkets, Hannaford Supermarkets, Stop & Shop, Tops, Giant, Roche Brothers and other fine supermarket chains in the Northeast, and with North East Garden Group, another major independent sales and marketing company to represent our all natural products to retail outlets like Agway and other independent garden centers also in the Northeast. In addition, we are currently negotiating several other distribution contracts with manufacturers, distributors and retailers in the horticulture, jewelry, funeral and quilting industries.

      3.    Status of Any Publicly Announced New Products or Services

Currently the Company has a portfolio of approximately forty items, all of which are private label products, and six license name brands which are presently available from the manufacturers. The Company will be able to market its products not only through its distributors and independent sales organizations but through the Garden Guys(R) radio show which provides a viable channel through the creation of brand awareness on the part of the consumer and a growing interest in organics. Management believes these all natural non-food products will attract both male and female consumers looking to avoid the health risks and implications that have been found in non-organic or synthetic compounds. Management believes this is a promising trend which is supported by numerous independent articles and surveys which have been conducted.

All of these products are manufactured for the Company to its our own specifications without any research and development costs being incurred since the manufacturers with whom we have existing relationships have already done the R&D. We achieve the benefits of their research by finding niche markets for these products, creating our own labels, and implementing a sales program by which to bring these products to market. We hope to continue to expand revenues without the need for an in-house sales force. The foregoing arrangement greatly limits the Company's financial exposure:

      o     No research and development costs

      o     No manufacturing facilities and related costs

      o     Lower inventory costs and warehousing costs

      o     Limited employees and staff

      4.    Competition

According to the Organic Trade Association, a leading organic association publication, organic non-foods had consumer sales of $938 million in 2006, a growth of 26% for that year. Organic non-food products are still emerging as a category and sales are anticipated to grow anywhere from 16% - 40% each year through 2010, according to Organic Trade Association Forecasting Survey 2007. The Company believes its' largest competitors are privately-owned Seventh Generation, located in New Hampshire, Clorox, Mrs. Meyers and Imus' Greening the Cleaning.

Because the organic cleaner market is relatively small in comparison to the total organic market, it is a fragmented market, ready for development. We believe that Seventh Generation, Inc., Clorox, Mrs. Meyers and Imus' Greening the Cleaning, are our major competitors in the organic cleaner market. Management believes, and early indications support its belief, that the Company's products will be accepted into the marketplace due to their unique qualities and eye catching packaging, coupled with extensive radio support.

Competition in lawn and garden organic product sales in New England and the East Coast, however, is much more intense. These markets are large and can support many companies offering these and similar organic products. We are unique in that we offer a service (the radio program) in addition to a product. We do not know of another company that does this. However, many of the companies that make up the competition in this market are better financed, more experienced, have more recognizable or established brand names, have better control over their manufacturing and distribution process, have a longer history of servicing the retail industry and may be better positioned to control sales to large retail outlets and, as a result, realize a dominant or substantial market share.

The market for cleaning and garden products is highly competitive. Although our products are natural and therefore distinguishable from most other more established brands, which do contain chemicals, it is possible that many consumers neither care about that fact, nor understand its significance. There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for our products and technologies. We expect competition to intensify in the future, which could also result in price reductions, fewer customers and lower gross profit margins.

Access to retail outlets may be restricted due to pre-existing agreements that prohibit retailers from selling our products, or retailers may require substantial payments (slotting fees) for shelf space which is beyond the Company's financial capabilities. Such payments are common in the retail industry, but historically, the Company has been successful in mitigating these costs due to the uniqueness of our products. In the future our existing retailers may require such payments in order for us to continue to sell through them and new retail outlets may require payments to sell our product. It must be emphasized that our lack of revenues and somewhat limited financial resources may also have a serious impact on our ability to sell our products in these retail outlets and prevent us from executing our business plan.

      5.    The Sources and Availability of Raw Materials

The Company is not necessarily dependent on any one vendor for its raw materials. All products which are sold and marketed by the Company are fulfilled by our fulfillment company. Although we believe we can secure other suppliers should the need arise, we would expect that the deterioration or cessation of any relationship would have a temporarily adverse effect, until new relationships are satisfactorily in place.

We also run the risk of manufacturer price increases and component shortages. Competition for products or materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if manufacturers have adequate supplies of components, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to temporarily have a material adverse effect on our financial condition, business, results of operations and continued growth prospects. Our principal suppliers are:

            Abott-Action, Inc.                -      Shipping Materials
            Enzyme Solutions, Inc.            -      Organic Liquid Concentrates
            Key Container, Corp.              -      Shipping Materials
            Lightning Labels Inc.             -      Bottle Labels
            Macaran Printed Products, Inc.    -      Bottle Labels
            Microbial Technologies, Ltd.      -      Organic Liquid Concentrates
            Webco Chemical Corp.              -      Liquid Fulfillment
            Zuckerman-Honickman, Inc.         -      Bottles and Sprayers

      6.    Dependence on a Single or Few Customers

The Company currently has several customers. It has developed and continues to develop multiple strategic alliances with several distributors and independent sales organizations. The Company does not anticipate that it will ultimately be dependent on a single customer or small group of customers.

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

The Company has trademark protection for its "Garden Guys Down to Earth Up to Date"(TM) trademark. In addition, the Company has applied to the US Patent and Trademark Office for trade mark protection for its "Dragonfly Organix from the Earth to the World"(TM) brand-name trade mark, "Mother Natures Cuisine(TM) Feed your Land from Mother Nature" brand name trade mark, and the picture of the "Plate with Garden Hand Fork and Hand Trowel with Gingham Placemat" trade dress. Final action on these applications is pending subject to publication in the Official Gazette.

      8.    Government Approval

Government approval is required for some of the Company's current products. The initial approval process is generally handled by the manufacturer. The Company does not believe that the approval process will have a material impact on its business growth.

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

      12.   Employees

As of the date hereof, the Company employs 5 full-time employees and 2 part-time employees. The Company hires independent contractors on an "as needed" basis only. It has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, we will hire additional employees, as needed, based on the growth of the Company.

We will be dependent on our current management team for the foreseeable future. The loss of the services of any member of this management group could have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on Sam Jeffries and other key management personnel. CEO Sam Jeffries' continued involvement is particularly critical. In the event he becomes unavailable, it would have a material adverse effect on operations. At this time, we have no employment agreements in place and we have a "key man" insurance policy on Sam Jeffries, but no one else. The expansion of our business may be hampered by our inability to attract and retain additional qualified personnel, as needed, for the management team. There is no assurance that we can find suitable management personnel or that we will have the financial resources to hire or retain them once found.

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

The preparation of these financial statements requires us to make estimates and judgments that may affect the reported amount of assets and liabilities, revenues and expenses, and the related disclosure of such contingent assets and liabilities at the date of our financial statements. Actual results may substantially differ from these estimates under different assumptions and conditions.

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

The Company also maintains storage space at two locations. The cleaning and gardening products raw material and finished goods inventories are stored at our fulfillment house, Webco Chemical in Dudley, Massachusetts. The storage and picking is performed as a function of fulfillment and the Company is not separately charged for storage. We utilize about 10,000 sq. ft. of space. We do not have a warehouse agreement with Webco.

In addition, the Company rents a small storage unit on a month-to-month basis with Extra Space Storage located at 266 Broadway, Raynham, MA, The storage unit is approximately 20' X 20' and is used for storing office records, sales support materials and small amounts of corrugated materials used for shipping. The monthly payment for this space is $129.00.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information. The Company's common stock has been listed on NASDAQ's Over The Counter Bulletin Board since May 5, 2008 and is traded under the symbol OGSM.

      (b) Holders. As of December 23, 2008, there are 172 record holders of 8,539,863 shares of the Company's common stock.

      (c) Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

      (d)   Recent sales of unregistered securities.

Effective January 3, 2006, the Company commenced a stock offering, whereby it issued an aggregate of 999,500 shares of its common stock for cash of $999,500 as of December 31, 2007. Included in this, is an aggregate of 576,993 shares of common stock for cash of $576,993 issued during the fiscal year ended September 30, 2007.

On February 18, 2008, the Company conducted a private stock offering whereby it authorized the issuance of 100,000 shares of common stock in exchange for cash of $50,000. The offering was closed as of March 31, 2008 and 50,000 shares of common stock were ultimately issued in this stock offering in exchange for cash of $25,000.

On February 20, 2008, the Company conducted a private stock offering whereby it authorized the issuance of 50,000 shares of common stock in exchange for cash of $50,000. The offering was closed as of March 31, 2008 and 33,123 shares of common stock were ultimately issued in this stock offering in exchange for cash of $33,123.

On February 28, 2008, the Company's Board of Directors' approved the issuance of 139,562 shares of common stock at $1.00 per share in settlement of equal amounts of Notes and Accounts Payable.

On April 11, 2008 the Company conducted a private stock offering whereby it authorized the issuance of 820,000 shares of common stock in exchange for cash of $410,000. The offering was closed as of April 30, and 820,000 shares of common stock were ultimately issued in this stock offering in exchange for cash of $410,000.

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. Debt settlement expense associated with these transactions was $685,421 for the twelve months ending September 30, 2008. Note holders were also offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. Warrant expense associated with these transactions was $239,549 for the twelve months ending September 30, 2008.

For a more complete list of previous sales of unregistered securities by the Company, please refer to Part 5 of Form 10KSB for the year ended September 30, 2007, which is incorporated by reference herein.

      (e)   Description of Securities.

      (i)   Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $.0001 per share (the "Common Stock").

The following is a summary description of our capital stock and certain provisions of our certificate of incorporation and by-laws, copies of which have been included as exhibits to this report. The following discussion is qualified in its entirety by reference to such exhibits.

All common shares are equal to each other with respect to voting and dividend rights and are equal to each other with respect to liquidation rights. Special meetings may be called by the Board of Directors or by any officer instructed by the directors to call the meeting. The shareholders have no right to call special meetings. Holders of common shares are entitled to one vote at any meeting of the shareholders for each common share they own as of the record date fixed by the Board of Directors. At any meeting of shareholders, a majority of the outstanding common shares represented at the meeting will govern, even if this is substantially less than a majority of the common shares outstanding. Directors are elected by a plurality of votes. Holders of shares are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and on liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders. There are no conversion, pre-emptive or other subscription of assets available for such a distribution to shareholders. The shares do not have cumulative voting rights which mean that the holders of more than fifty percent of the common shares voting for election of directors may elect all the directors, if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty will not be able to elect directors.

This description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits to the Form 10-KSB for the year ended September 30, 2007, which is incorporated by reference herein.

      (ii)  Debt Securities. None

      (iii) Securities To Be Registered. None

      (iv)  Market Value Table

                                          CLOSING BID             CLOSING ASK
                                          -----------             -----------

2008                                     HIGH      LOW           HIGH      LOW
----                                     ----      ---           ----      ---

Apr 11 thru Jun 30                      $2.85     $1.00         $3.00     $1.25

Jul 1 thru Sep 30                       $1.20     $ .35         $1.55     $ .45

Oct 1 thru Dec 19                       $ .45     $ .08         $ .95     $ .25

The market value information above was compiled by Pink OTC Markets, Inc. from sources they believed to be reliable, however, they do not guarantee the accuracy, nor warranty its use for any purpose.

The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They may not represent actual transactions and have not been adjusted for stock dividends or splits of which there were none.

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

Since its inception in August 2003, the Company has been involved in the development and acquisition of a wide variety of non-food organic-based products to be initially sold to retail supermarkets, convenience stores, colleges, universities, laboratories, local, regional and national government agencies, national pharmacies, lawn and garden centers and the funeral industry. In addition, new markets continue to be pursued include costume jewelry, sporting goods, sports teams, computer, optical, hobby and craft, health and beauty, footwear, automotive, cigar catalog houses, the quilting industry and boating.

The Company searches out small companies that have excellent non-food organic and natural products, and through our own private label, brings them to market at the retail, wholesale or internet level. Currently we private label products from Bayscience Formulators, Microbial Technologies and Nev'r-Dull.

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by an expanding company must be considered when evaluating the Company's prospects. Management believes that existing funds, in conjunction with minimum funds sought to be raised during 2009 and projected revenues from operations will be sufficient to reach self-sufficiency by the end of 2009. Expansion of the business into 2010 and beyond will likely require additional investment through private placement offers most likely in late 2009 or early 2010. There can be no guarantee, however, that the Company will be able to raise either the minimum capital it needs to sustain its 2009 operations or the larger amount of capital it will need to expand and grow the business into 2010 and beyond which would likely have an adverse effect on the Company's ability to continue its operations.

In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. Operating expenses cannot be predicted with any real degree of certainty. They will depend on several factors, including, but not limited to, marketing expenses, continued acceptance of the Company's products and competition for such products.

Management has no firm basis for projecting the increase in revenue required to sustain operations, as anticipated above. Such assumptions are based almost entirely on the strategic relationships the Company has forged which it believes will ultimately translate into operating revenues. It is important to stress, however, that these assumptions are not at all based on firm commitments from customers or on other tangible evidence.

The Company currently has 100+ SKU's in its product line offering and it continues to develop and introduce new and better non-food organic products as they present themselves. Its' Dragonfly Organix(TM) cleaner product line is currently sold in Shaws, Stop & Shop, Tops, Giant, Roche Bros, Albertson's of Florida, Shop-Rite/Wakefern, Gristedes, Key Stores and many other smaller independent supermarkets.

The Company continues to maintain strong, strategic relationships with United Natural Foods (UNFI), a leading natural food distributor based in Chesterfield, NH servicing over 17,000 customers nationwide and Kehe Foods, another leading natural food distributor based in Romeoville, IL which services over 9,000 customers nationwide.

The Company launched its organic fertilizer products in the spring of 2008 under its Mother Natures Cuisine(TM) with Shaw's Supermarkets and many Agway Stores. Due to unanticipated production issues the rollout was delayed and sales were less than anticipated. The spring of 2009 is expected to be very strong. Purchase orders or commitments to carry our fertilizer products have been received from Shaw's, Stop & Shop, Whole Foods, Benny's Hardware, Rocky's Ace Hardware, Aubuchon Hardware, Agway, Kehe Foods and many independent garden centers. In addition, our organically certified insecticide/fungicide product, Garden NEEM, which was first introduced in the spring of 2007, will be shipping many, if not all of the above named customers in conjunction with the fertilizer products. Sales of Garden NEEM in 2009 are on a course to more than triple 2008 sales.

While Kehe Distributors, Inc., has, to date, only sold our Dragonfly Organix line of cleaning products, it has just recently added the Company's entire line of branded Mother Nature's Cuisine line of products which includes, All-Purpose, Flower, and Veggie & Herb five pound bagged granular fertilizers, Oh No Deer repellant, Fish & Seaweed liquid concentrate fertilizer, four varieties of suet cakes, & Garden Guys Garden Neem. Kehe Foods has also elected to carry the Company's newest line of Dragonfly Organix 2x scented and unscented Laundry Detergent. In addition, the Company is currently working with Leggett & Platt, on private labeling for their needs, the Company's laundry and cleaner products.

Recently, the Company structured a deal between Northeast Garden Group, Agway, and Land O'Lakes/Purina Feeds. The Company will act as the broker for all sales of Agway's newly launched All-Natural 4-Stage lawn fertilizer. This is the first time Agway has ever launched their own branded natural lawn fertilizer in a 4-Stage offering. The Company also has a sales representative agreement with K&S Sales and Associates to concentrate on sales to other independent garden centers throughout the New England region.

The Company has started to generate sales of its Nev'r Dull commercial brand of cleaning products with the anticipation of additional sales to commence, where applicable, in some of the aforementioned markets

The Company continues to maintain an e-commerce internet presence hosting three different sites, www.garden-guys.com, www.mothernaturescuisine.com, and www.dragonflyorganix.com. The latter is also under the direction of Eye Level Solutions, a division of Kehe Distributors, Inc., which offers the Dragonfy Organix products for sale in over 12,000 e-commerce capable grocery stores nationwide. Acting as distributor, Kehe will process and fulfill orders placed. This enables the Company's products to gain shelf presence within stores who otherwise may not currently stock these items.

The Company will continue its active participation in various related trade publications and trade shows, starting in January 2009 with the Kehe Summer selling show in Houston, TX, Fisher Scientific National Sales Meeting in Houston, TX, New England Grows Lawn & Garden show in Boston, MA in February and Northeast Region College Book Store show in March, among a few to start the 2009 season.

The Company continues to receive orders from Fisher Scientific, our National Laboratory Distributor that sells into the colleges and universities, Hospital and Healthcare Laboratory industries. In addition, the Educational K-12 and Government services divisions of Fisher Scientific were recently added, and are now offering the Company's OSM branded line of all natural products to their customer base.

Over the course of 2009, sales will continue to ratchet themselves up as new customers come on board and reorders start to come in. In 2009, the Company projects a small loss, however, if sales come in stronger than anticipated, a small profit and positive cash flow from operations are a distinct possibility. If, however, the Company is unsuccessful in raising additional capital by the late summer of 2009, the probability of hitting its short term financial goals will be seriously impacted.

We will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, all natural product offerings. Sam Jeffries, the Company's President, hosts a live, weekly four hour Sunday morning garden talk radio show which is currently heard on 11 radio stations throughout the Northeast. Using this network of 11 radio stations allows us to keep listeners informed about the importance of considering all natural, organic chemical-free alternatives, how they should use these products and where they can buy them. Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about organics and where they can purchase the products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show. Essentially, the Company has created its own media network, The Garden Guys, within the New England region. Based in Boston, MA it currently holds the eleventh spot for largest market in the country.

As previously noted, the Company has strategic relationships established with key sales representative and distributor organizations in the markets that we service and has developed very strong relationships with several vendors for the fulfillment of our organic liquid and fertilizer product lines. The Company plans to vigorously pursue all strategic relationships that enhance its ability to deliver quality non-food, all natural products at reasonable prices.

The Company's projected Plan of Operations for 2009 consist of the following:
(000's omitted)

                                                                 CALENDAR
                                                                 Year 2009
                                                                 ---------
Revenues                                                          $2,400
Margin                                                               840
Selling, General and Administrative Expense                          996
Net Profit/(Loss) from Operations                                ($  156)

----------

      The Company continues to rely on invested capital and short-term debt. The Company continues to seek additional minimum financing of $250,000 to maintain operations in 2009. If operating revenues increase as expected and we attain break even in 2009, operations would most likely be able self-sustaining in 2010; however, additional investor funds would still be needed to continue to expand in 2010 and beyond. On the other hand, if we are unable to raise the minimum financing needed in 2009, the Company would likely exhaust its resources in late 2009.

1.    Revenue Projections

In some cases, grocery store slotting fees have been paid which guarantees us space on their shelves for a year. Despite its heavy financial commitment to heavily advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that its products will sellas we believe they will or that the consumer will reorder the products once they have used them.

Our 2009 projections were conservatively made on an industry-by-industry basis with 70% of our projected revenues coming from a combination of Grocery, Convenience and College Book Stores; 25% from our exclusive National Laboratory Distributor, Fisher Scientific and the remaining 10% from a combination of website, radio ads and funeral home industry sales. In preparing our projections we identified customers that we are currently shipping, those to whom we are about to start shipping and those who have indicated a desire to carry our products at some point during 2009. Based upon these assumptions, we estimate how much product would be sold each month and how much the projected dollar revenue would represent on a monthly, quarterly and annual basis.

2.    Expense Projections

Costs of sales were projected based upon the amount of product being sold using the extensive by product costs we had developed for each of our products. As volume increases it is expected that costs will go down as a function of better quantity purchases. Our projections do not, however, take these cost reductions into consideration.

General and Administrative costs were projected at 12.5% of revenues, in line with our corporate objective of keeping G&A expenses level as sales increase.

Selling expenses were projected at 29% of revenues. If revenues are higher than projected, more of the additional revenues will be reinvested in further marketing and selling activities. If revenues come in lower than projected, analysis will be done to determine why and, if appropriate, marketing and selling expenses will be reduced or redirected. These expenses include, but are not limited to, radio show costs, display cases, trade shows, slotting fees commissions, samples, payroll and print media advertising.

We believe that we have developed a careful, well-thought out business plan based upon educated assumptions using the most current data available to us. There is, of course, no guarantee as to how much or how often existing or new customers will buy from us. We believe that our business plan contains, however, enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required, assuming minimum financing is obtained by late 2009.

There can be no assurance that the Company's actual operations will reflect the above projections. Market conditions, competition, supplier delays, the ability to raise capital and all other risks associated with the operation of a business could adversely impact the Company's ability to reach the above projections.

The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key supermarket chains to sell its natural cleaning and gardening products. The Company has continued to receive orders and re-orders from recognized major supermarket chains and leading national organic food distributors.

The Company has entered into agreements with additional established sales representative organizations; C.A. Fortune (21 reps) based in Bloomingdale, IL to present its gardening and cleaning products to Mid-Western area (IL, MI, MO, MN, WI, IA, IL, IN, OH, SC, FL, AL, GA, NC, SC, NE, ND, SD, TN, KY, PA) distributors, supermarkets, independent health food stores, drug stores, convenience stores and mass merchant trade retail outlets. In addition, agreements exist with other established sales representative organizations, E.C. Desmond, Inc. based in New York, who is currently selling our gardening and cleaning products to supermarket chains such as Shop-Rite/Wakefern and Gristedes, NE Sales based in MA selling to major hardware chains, automotive, and grocery outlets, and Valk Sales (12 reps) covering ME to FL and focusing on all grocery accounts distributed by UNFI both to independent and large chain stores.

To fulfill orders in a timely fashion, the Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and quantity to achieve its projections. To satisfy this requirement, for the past two years the Company has outsourced its fulfillment operation to Webco Chemical Co., located in Dudley, Massachusetts. We believe that Webco has the capacity and ability to handle any and all requirements we may have and more, over the next five years.

In addition to the minimum financing needed for 2009, the Company will need to continue to seek financing from outside sources to expand the business into 2010 and beyond In order to provide this necessary additional financing, the Company intends to offer private placement opportunities to investors in an as yet undetermined amount. We have no basis, however, for predicting the success of such an offering.

3.    Risks Related To Our Business And Operations

      o     Economic or industry-wide factors relevant to the Company:

            Should consumer interest in "organic" or "natural" products diminish or discontinue; should there be a natural disaster that adversely impacts garden center product sales such as extreme weather conditions throughout the United States; should there be a shortage of suppliers in the enzyme technology that is used in some of our products or should there be a slower than anticipated roll-out of products to customers due to such external factors, the Company's ability to realize a profit and yield a positive cash flow from operations as quickly as we anticipate could be adversely impacted.

      o     Material opportunities, challenges:

            Should our suppliers not be able to deliver in the quantities the Company needs at any given time in order to fulfill orders; should our contract manufacturer not be able to deliver finished goods in a timely manner or suffer any type of physical plant disaster, labor strike or shortage, it would adversely impact the Company's' business. Difficult challenges may be incurred as more competitors, who are more heavily financed than we are, enter into the market and create pricing issues which could adversely impact the Company's operations.

      o Risks in short and long term and the actions we are taking to address them:


            Undercapitalization could impose growth restraints on the Company preventing us from entering other markets and regions, as planned. The Company will continue to actively pursue private placement investor funding as allowed by SEC regulations and to satisfy debt and payables with stock, stock options and/or warrants as a means of capitalizing the Company until operations are sufficient enough to be self-sustaining, which could happen by the end of 2009. There can be no assurance, however, that these activities will be successful.

            If Sam Jeffries were unable to host and produce the weekly talk show, this could have an adverse impact on the show's educational and promotional programming which is considered an essential part of our advertising and marketing plan. The present co-hosts, Jim Zoppo and Layanee DeMerchant, could produce and conduct the show in Sam Jeffries absence. In addition, Jim Zoppo, is a well respected, well known horticulturist and radio talk show host in his own right.

            Although unlikely, interest in organics could diminish which would have an adverse effect on the popularity of the radio show. To mitigate this possibility, "home remedy", "how to" and "natural and organic health-care alternative segments are being added to the shows programming to expand listener interest and extend the seasonality of the show. The Company also has plans to ultimately reach a national audience by franchising the Garden Guys concept throughout the country by having local talk shows discuss organics and lawn and gardening techniques and problems indigenous to each of those regions.

      o     Reliance on Investment Funds

            We just recently started to receive meaningful cash flow from customer sales. We expect that for the short term future, we will still rely on external funding sources, primarily equity capital, to finance our operations. While we believe that increasing cash flow from customer sales will ultimately provide adequate funds to permit us to become self-sufficient, possibly, by the end of 2009; until then, we will continue to require additional capital from investors. If we were unable to obtain such funding from outside sources, we would likely be forced to reduce the level of our operations and business failure could become a real possibility.

      o     Reliance on Management Team

            As stated above, the Company relies heavily upon a small team of full-time officers and consultants. It has "key man" life insurance on the CEO, Samuel Jeffries that would compensate us in the event of his demise. Sam Jeffries continued involvement is deemed especially critical to our marketing efforts. The loss of Sam Jeffries or one of several key officers or consultants could have an adverse impact on the Company's chances for success. At present, "key man" insurance coverage is not being pursued on the other full-time officers due to cost.

4.    Risks Related to Ownership of Our Stock

      o     Trading Market

            Our stock officially began trading on Monday, May 5, 2008 on the Over The Counter Electronic Bulletin Board under the trading symbol; OGSM. Even with our shares being traded publicly, there is a substantial "overhang" of outstanding shares that would be eligible for sale under Rule 144. Such sales, if they were to occur, could tend to suppress the market value of our shares for some time.

      o     No Dividends in Foreseeable Future

            Our board of directors determines whether to pay cash dividends on our issued and outstanding shares. Such determination will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. At present, our board is not intending to declare any dividends in the foreseeable future. Earnings, once achieved, are expected to be retained to help finance the growth of our business and for general corporate purposes.

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

B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since its inception, the Company has financed its expenditures primarily through convertible debentures of $369,800, convertible promissory notes of $869,540, common stock issued in lieu of debt and payables for $329,562 and private placement stock offerings totaling $1,476,216.

                             Selected Financial Data

                        Organic Sales and Marketing, Inc.

                 For the Years Ended September 30, 2008 and 2007

                                    Statement of Operations

                                                   Twelve Months Ended    Twelve Months Ended
                                                    September 30, 2008     September 30, 2007
                                                    ------------------     ------------------
Revenues (Net)                                           $   347,111            $  190,076

Margin                                                       103,725                96,117

Selling, General and Administrative Expenses               1,370,934               912,569

(Loss) from Operations                                   $(1,267,209)           $ (816,452)

Other Income/(Expense)                                      ( 56,089)              ( 8,101)
Debt Settlement Expense                                     (685,421)                    0
Warrants granted in settlement of debt                      (239,549)                    0

Profit/(Loss) Before Taxes                               $(2,248,268)           $ (824,553)
                                                         ===========            ==========
Loss per share-Basic and Diluted                         $    ( 0.37)           $    (0.16)
                                                         ===========            ==========
Weighted Average Number of Shares                          6,002,421             5,037,031
                                                         ===========            ==========

                                                     Balance Sheets

                                                                  Twelve Months Ended        Twelve Months Ended
                                                                   September 30, 2008         September 30, 2007
                                                                   ------------------         ------------------
Cash                                                                   $    27,838                $   193,341
Accounts Receivable                                                         26,710                     30,602
Inventories                                                                149,386                    111,304
Fixed Assets                                                                14,284                     12,752
Other Assets                                                                   200                        200
Prepaid Expense                                                             53,932                     18,893
                                                                       -----------                -----------
TOTAL ASSETS                                                           $   272,350                $   367,092
                                                                       ===========                ===========
LIABILITIES
Accounts Payable                                                       $   480,483                $   239,811
Accrued Expenses                                                            41,185                    123,827
Notes Payable-Current                                                      336,909                    209,026
Note Payable-Long Term                                                         -0-                        -0-
                                                                       -----------                -----------
TOTAL LIABILITIES                                                      $   885,500                $   572,664

STOCKHOLDERS (DEFICIT)
Common Stock (Note 1)                                                  $       680                $       539
Additional Paid in Capital                                               3,738,959                  1,898,410
Accumulated (Deficit)                                                   (4,352,789)                (2,104,521)
                                                                       -----------                -----------
TOTAL STOCKHOLDERS (DEFICIT)                                           $  (613,150)               $  (205,572)
TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)                           $   272,350                $   367,092
                                                                       ===========                ===========

Note 1:

Common Stock, $.0001 par value, 100,000,000 shares authorized, 6,799,494; 5,388,569 shares issued and outstanding respectively.

As of September 30, 2008, the Company has generated significant enough operating revenues to no longer be considered a development stage company. The Company continues to focus its efforts on increasing its customer base and improving and adding quality non-food organic products as opportunities present themselves. While there can be no assurances, the Company anticipates that by developing quality non-food organic products and establishing a broad distribution network for delivering them, it will be in a position to receive substantive revenues in the not-too-distant future.

From its inception, the Company has incurred costs associated with the development and launching of its products, probable markets and business. The Company has established brand names, consumer recognition and interest in non-food organic products made possible through private labels, the internet, radio and an established distribution network. The Company began generating revenues in January, 2007.

Since inception the Company has principally financed its operations through private placements offerings.

On February 18, 2008, the Company conducted a private stock offering whereby it authorized the issuance of 100,000 shares of common stock in exchange for cash of $50,000. The offering was closed as of March 31, 2008 and 50,000 shares of common stock were ultimately against this stock offering in exchange for cash of $25,000.

On February 20, 2008, the Company conducted a private stock offering whereby it authorized the issuance of 50,000 shares of common stock in exchange for cash of $50,000. The offering was closed as of March 31, 2008 and 33,123 shares of common stock were ultimately issued against this stock offering in exchange for cash of $33,123.

On February 28, 2008, the Company's Board of Directors' approved the issuance of 139,562 shares of common stock at $1.00 per share in settlement of equal amounts of Notes and Accounts Payable.

On April 11, 2008 the Company conducted a private stock offering whereby it authorized the issuance of 820,000 shares of common stock in exchange for cash of $410,000. The offering was closed as of April 30, and 820,000 shares of common stock were ultimately against this stock offering in exchange for cash of $410,000.

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. Debt settlement expense associated with these transactions was $685,421 for the twelve months ending September 30, 2008. Note holders were also offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. Warrant expense associated with these transactions was $239,549 for the twelve months ending September 30, 2008.

For a more complete list of previous sales of unregistered securities by the Company, please refer to Part 5 of Form 10KSB for the year ended September 30, 2007, which is incorporated by reference herein.

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

Revenue from radio advertising is derived from two sources, the sale of commercial spots on the Garden Guys radio talk show and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time. Radio advertising for the years ended September 30, 2008 and 2007 were $25,260 and $11,770, respectively.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that all of its accounts receivable as of September 30, 2008 and September 30, 2007 is collectable and therefore no allowance has been taken.

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

Advertising

The Company follows the policy of charging advertising costs to expense as incurred. Advertising expenses primarily consist of the Company's four hour weekly Garden Talk radio call in program with Clear Channel, Citadel and Entercom Communications Companies. Annual advertising expense for the radio contracts with Clear Channel, Citadel and Entercom Communications was $282,622 and $70,600 for the years ended September 30, 2008 and 2007, respectively. Total advertising, including radio contracts, for the years ended September 30, 2008 and 2007 was $457, 087 and $256,267, respectively. Advertising expense also includes display rack costs, slotting fees and print media advertising.

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

Net Income (Loss) per Share

Basic net Income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 1,126,250 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 184,120 were considered, but not included in the computation of loss per share, because their effect is anti-dilutive, as well.

Recently Issued Accounting Standards

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

Reclassifications

Certain immaterial amounts from prior years have been reclassified to conform to the 2008 presentation.

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

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

A.    Directors and Executive Officers

      The following table sets forth our current directors, officers and significant employees, their ages, and all offices and positions with our company.

NAME                         AGE                          POSITION
----                         ---                          --------
Samuel F.H. Jeffries         47           President, Chief Executive Officer and
                                          Chairman of the Board of Directors

Stephen B. Jeffries          48           Director

Leonard B. Colt, Jr.         72           Director, Secretary

Jerry Adelstein              76           Director

Joanne L.H. Anderson         51           Director, Vice President

Laurie Basch-Levy            55           Director and Member of Audit Committee

Michael Ernst                57           Director

Mark J. McEvoy               56           Treasurer and Chief Financial Officer

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

Joanne L.H. Anderson, Director, Vice President and member of the Executive Committee. She has been a director of the Company since May, 2005 and is utilizing her artistic designing talents in creating our logos, labels, packaging and our websites. She also oversees the Company's advertising and marketing. Since 1980, Joanne has been employed as an artist, designer, and head of the art department of North American Carrousel Company located in Minneapolis, Minnesota. She is experienced in website design and graphic and commercial art. She is trained as an artistic painter, sculptor and art conservationist. She apprenticed for four years with leading portrait artist Jerome Ryan. She majored in art at Hamline University in Saint Paul, Minnesota and has restored paintings and ceilings in the Minnesota State Capital and St. Paul Courthouse.

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

In February, 2008, each member of the Board of Directors received 20,000 stock option shares in lieu of cash compensation for Board of Director fees.

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

The Board of Directors and the Audit Committee of the board meet periodically throughout the year to receive and discuss operating and financial reports presented by our executive officers as reports by experts and other advisors. The Board held meetings during the fiscal year ended September 30, 2008 in person and telephonically and acted by unanimous written consent on four occasions. In fiscal 2008, the Audit Committee met on July 9, 2008.

G.    Compliance with Section 16(a) of The Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended September 30, 2008, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregated compensation awarded to, earned by or paid to our Chief Executive Officer and our other executive officers as a group, or to directors for all services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Change in
                                                                                             Pension Value
                                                                                           and Nonqualified
                                                                             Non-Equity         Deferred
  Name and                                           Stock      Option     Incentive plan     Compensation      All Other
 Principal                    Salary      Bonus      Awards     Awards      Compensation        Earnings      Compensation     Total
  Position           Year       ($)        ($)         ($)       ($)            ($)               ($)             ($)           ($)
    (a)              (b)        (c)        (d)         (e)       (f)            (g)               (h)             (i)           (j)
------------------------------------------------------------------------------------------------------------------------------------
PEO                  2008     73,049       -0-         -0-       -0-            -0-               -0-            6,000        79,049
------------------------------------------------------------------------------------------------------------------------------------
Sam Jeffries         2007     66,126       -0-         -0-       -0-            -0-               -0-            6,000        76,126
------------------------------------------------------------------------------------------------------------------------------------

All officers and directors as a group were paid in the aggregate $151,703 for the fiscal year ended September 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 17, 2008 certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

                                                      AMOUNT AND
                                                      NATURE OF       PERCENT OF
NAME AND ADDRESS OF                                   OWNERSHIP      OUTSTANDING
BENEFICIAL OWNER                                    (1) (2), (3)       SHARES
----------------                                    ------------     -----------

Samuel F.H. Jeffries                                  1,390,500         16.3%

Stephen B. Jeffries                                      65,536           .8%

Leonard B. Colt, Jr.                                    171,938          2.0%

Jerry Adelstein                                       1,158,565         13.5%

Joanne L.H. Anderson                                    256,940          3.0%

Laurie Basch-Levy                                      355,,000          4.2%

Michael Ernst                                            62,000           .7%

All Executive Officers and Directors
  as a Group (7 persons)                              3,460,479         62.9%

Estate of Bruno Kordish                                 500,000(2)       5.6%

----------
(1) Beneficial ownership so determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) Bruno Kordish, a consultant, died after the close of the September 30, 2008 fiscal year.

(3) Includes shares that may be acquired within the next 60 days.

Applicable percentage of ownership is based on 8,539,863 shares of our common stock outstanding on December 17, 2008.

The address of each of the executive officers and directors is care of Organic Sales and Marketing, Inc. 114 Broadway, Raynham, MA 02767.

The Company has not granted any of the following during or after its fiscal year ended September 30, 2008:

      Grants of Plan-Based Awards

      Equity Awards

      Pension Benefits

      Nonqualified Deferred Compensation

      The Company anticipates that its Executive Committee will develop and establish clear compensation policies and procedures for disclosing these policies.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We pay $1,000 per year to Jeffries Landscape & Design (a company owned by, Samuel F.H. Jeffries) for the storage of certain products we sell.

Jerry Adelstein, a director of the company, holds a demand note dated March 1, 2007 with a principal balance due as of September 30, 2008 of $76,247. This note is payable monthly by the Company in the amount of $1,000 with interest at the rate of 6% per annum. As of September 30, 2008, interest and principal owed on the Note was $80,011.

Leonard Colt, a director of the company, holds a demand note dated March 15, 2008 with a principal balance due as of September 30, 2008 of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. As of September 30, 2008, interest and principal owed on the Note was $11,128.

Laurie Basch-Levy, a director of the company, holds a 12 month promissory note dated December 1, 2007 with a principal balance due as of September 30, 2008 of $175,000. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2008, however, the note holder has agreed to extend the maturity date for an additional twelve months given the same terns and conditions as the original note. As of September 30, 2008 interest and principal owed on the note was $197,373.

On October 7, 2008, the Company entered into a consulting agreement with Nu Vision Holding LLC ("Nu Vision"), a financial consulting firm located in Great Neck, NY, pursuant to which Nu Vision will receive 450,000 shares of the Company's common stock over the six month life of the agreement. The services to be rendered by Nu Vision are primarily with regard to the Company's dealings with the brokerage and investment community and are described in detail in the agreement itself, which has been filed as an exhibit to this report. Nu Vision's principals are John and Steven Kevorkian who, together with their Father, owned 907,000 shares of the Company's common stock prior to the agreement between Nu Vision and the Company.

ITEM 13- EXHIBITS

Exhibit
No.         Description of Exhibit
----        ----------------------
            Charter and By-Laws

1.1         Certificate of Incorporation of Garden Connections, Inc.

2.2 Amendment of Certificate of Incorporation Changing name from Garden Connections, Inc. to Organic Sales and Marketing, Inc.

2.3         Amended and Restated By-Laws

3.2         2008 Stock Option Plan

3.3         Microbial Technologies Licensing Agreement

10.16       Nu Vision Holdings Consulting Agreement

10.17       EC Desmond Sales Representation Agreement

10.18       CA Fortune Specialty Foods Brokerage Agreement

10.19       WHYN Radio Contract (Springfield, MA)

10.20       WBAE Radio Contract (Portland, ME)

10.21       WGIR Radio Contract (Manchester, NH)

10.22       Kehe Foods Vendor Buying Agreement

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

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All audit and professional services provided by Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The aggregate fees billed by Chisholm, Bierwolf and Nilson were $ 9,277 and $ 16,500 for the fiscal years ended September 30, 2008 and 2007, respectively.

                                                                   Amount
                                                                   ------
Description of Fees                                          2008          2007
-------------------                                          ----          ----
Audit Fees                                                 $  9,277      $16,500
Audit-Related Fees                                            -0-          -0-
Tax Fees                                                      -0-          -0-
All Other Fees                                                -0-          -0-

Total                                                       $ 9,277      $16,500

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

All Other Fees

Chisholm, Bierwolf and Nilson was paid no other fees for professional services during the fiscal years September 30, 2008 and 2007.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ____________________________________________
                                       ORGANIC SALES AND MARKETING, INC.

                                    By /s/ Samuel F.H. Jeffries
                                       -----------------------------------------
                                           Samuel F.H. Jeffries, Chairman,
                                           President and Chief Executive Officer

                                    Date January 12, 2009

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

                                    By /s/ Mark J. McEvoy
                                       -----------------------------------------
                                           Mark J. McEvoy, Treasurer and Chief
                                           Financial Officer

                                    Date January 12, 2009

*     Print the name and title of each signing officer under his signature.

                        Organic Sales and Marketing, Inc.

                    Financial Statements for the Years Ended
                           September 30, 2008 and 2007
                      And Report of Independent Registered
                             Public Accounting Firm

                                    CONTENTS

Report of Independent Registered Public Accounting Firm ...................... 3

Balance Sheets ............................................................... 4

Statements of Operations ..................................................... 6

Statements of Stockholders' Equity/(Deficit) ..................................7

Statements of Cash Flows ..................................................... 8

Notes to the Financial Statements ............................................ 9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Organic Sales and Marketing, Inc.
Raynham, Massachusetts

We have audited the accompanying balance sheets of Organic Sales and Marketing, Inc. as of September 30, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Sales and Marketing, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has incurred recurring substantial losses from operations, recurring negative working capital, negative cash flows from operations and has limited sales of its products which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
December 30, 2008

                        ORGANIC SALES AND MARKETING, INC.
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                  September 30,    September 30,
                                                      2008             2007
                                                  -------------    -------------
CURRENT ASSETS

      Cash and cash equivalents                     $ 27,838         $193,341
      Accounts receivable, net                        26,710           30,602
      Inventories                                    149,386          111,304
      Prepaid Expense                                 53,932           18,893
                                                    --------         --------

         Total Current Assets                        257,866          354,140
                                                    --------         --------

PROPERTY AND EQUIPMENT, NET                           14,284           12,752
                                                    --------         --------

OTHER ASSETS
      Deposits                                           200              200
                                                    --------         --------

         Total Other Assets                              200              200
                                                    --------         --------

         TOTAL ASSETS                               $272,350         $367,092
                                                    ========         ========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                           Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                  September 30,    September 30,
                                                      2008             2007
                                                  -------------    -------------
CURRENT LIABILITIES

      Accounts payable                             $   480,483      $   239,811
      Accrued expenses                                  41,185           99,386
      Accrued interest payable                          26,923           24,441
      Line of Credit                                    74,807               --
      Notes payable                                         --          157,000
      Notes payable - related parties                  262,102           52,026
                                                   -----------      -----------

         Total Current Liabilities                     885,500          572,664
                                                   -----------      -----------

         Total Liabilities                             885,500          572,664
                                                   -----------      -----------

COMMITMENTS                                                 --                --

STOCKHOLDERS' (DEFICIT)

      Common stock, $0.0001 par value;
       100,000,000 shares authorized;
       6,799,494 and 5,388,569 shares
       issued and outstanding,
       respectively                                        680              539
      Additional paid-in capital                     3,738,959        1,898,410
      Accumulated (Deficit)                         (4,352,789)      (2,104,521)
                                                   -----------      -----------

         Total Stockholders' (Deficit)                (613,150)        (205,572)
                                                   -----------      -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' (DEFICIT)                 $   272,350      $   367,092
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                            Statements of Operations

                                                          For the Years Ended
                                                             September 30,
                                                          2008           2007
                                                     -----------     ----------
REVENUES
 Product sales, net                                  $   321,851     $  178,306
 Radio Advertising                                        25,260         11,770
                                                     -----------     ----------
     Total Revenues                                      347,111        190,076

COST OF SALES                                            243,386         93,959
                                                     -----------     ----------

GROSS PROFIT                                             103,725         96,117
                                                     -----------     ----------
OPERATING EXPENSES
 Advertising Expense                                     457,087        256,267
 Payroll Expense                                         323,769        186,895
 Selling Expense                                         195,678        111,456
 General and Administrative                              159,929        169,958
 Compensation Expense                                    123,916              -
 Legal and Accounting                                    110,555        187,993
                                                     -----------     ----------

     Total Operating Expenses                          1,370,934        912,569
                                                     -----------     ----------

LOSS FROM OPERATIONS                                  (1,267,209)      (816,452)
                                                     -----------     ----------
OTHER INCOME (EXPENSE)
 Interest Income                                           3,019          4,841
 Interest Expense                                        (59,108)       (12,942)
 Debt Settlement Expense                                (685,421)             -
 Warrants granted in settlement of debt                 (239,549)             -
                                                     -----------     ----------

     Total Other Income (Expense)                       (981,059)        (8,101)
                                                     -----------     ----------
NET LOSS BEFORE INCOME TAXES                          (2,248,268)      (824,553)
INCOME TAX EXPENSE                                            --             --
                                                     -----------     ----------
NET LOSS                                             $(2,248,268)    $ (824,553)
                                                     ===========     ==========
LOSS PER SHARE-
     Basic and Diluted                               $     (0.37)    $    (0.16)
                                                     ===========     ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
     Basic and Diluted                                 6,002,421      5,037,031
                                                     ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                  Statements of Stockholders' Equity/(Deficit)
            For the period October 1, 2006 through September 30, 2008

                                                                                                                  Total
                                                             Additional                                        Stockholders'
                                        Common Stock           Paid-In         Accumulated       Prepaid         Equity
                                     Shares       Amount       Capital          (Deficit)       Expenses        (Deficit)
                                     ---------   ---------   -------------     ------------     ---------      ------------
Balance, October 1, 2006             4,811,576       $481      $1,321,475      $(1,279,967)      $(4,166)      $    37,823

Shares issued for cash at
$1.00/share                            576,993         58         576,935               --                         576,993

Amortization of Prepaid Expenses                                                                   4,166             4,166

Net loss for the year ended
September 30, 2007                          --         --              --         (824,553)                       (824,553)
                                     ---------   ---------   -------------     ------------     ---------      ------------

Balance, September 30, 2007          5,388,569       $539      $1,898,410      $(2,104,520)      $    --       $  (205,571)
                                     ---------   ---------   -------------     ------------     ---------      ------------

Shares issued for cash at
$.50/share                             870,000         87         434,913                                          435,000

Shares issued for cash at
$1.00/share                             33,123          3          33,120                                           33,123

Shares issued for debt and
payables at $1.00/share                139,562         14         139,548                                          139,562

Shares issued for conversion of
debt at $.50/share                     368,240         37         184,083                                          184,120

Debt Settlement                                                   685,420                                          685,420

Valuation of Warrants associated
with conversion of debt                                           239,549                                          239,549


Valuation of Options granted                                      123,916                                          123,916

Net loss for the year ended
September 30, 2008                                                              (2,248,268)                     (2,248,268)
                                     ---------   ---------   -------------     ------------     ---------      ------------

Balance, September 30, 2008          6,799,494       $680      $3,738,958      $(4,352,788)      $    --       $  (613,150)
                                     =========   =========   =============     ============     =========      ============

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                            Statements of Cash Flows

                                                                                                         For the Years Ended
                                                                                                             September 30,
                                                                                                       2008                  2007
                                                                                                   -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                                                     $(2,248,268)           $(824,553)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation expense                                                                            4,250                2,698
         Valuation of warrants granted in settlement of debt                                           239,549                   --
         Debt settlement expense                                                                       685,421                   --
         Option Expense associated with employees, debt and payables                                   123,916
         Amortization of prepaid expense                                                                    --                4,166
      Change in operating assets and liabilities:
      -------------------------------------------
         Accounts receivable-trade                                                                       3,892              (24,521)
         Inventories                                                                                   (38,082)             (82,130)
         Prepaid Expense                                                                               (35,039)             (18,893)
         Accounts payable                                                                              257,672              155,858
         Accrued expenses                                                                               (8,201)              48,396
         Accrued interest payable                                                                       50,138                7,096
                                                                                                   -----------            ---------

          Net Cash Used in Operating Activities                                                       (964,752)            (731,883)
                                                                                                   -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                                (5,783)             (12,739)
                                                                                                   -----------            ---------

         Net Cash Used in Investing Activities                                                          (5,783)             (12,739)
                                                                                                   -----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from issuance of common stock                                                           468,123              576,993
      Proceeds from Line of Credit                                                                      82,500                   --
      Payments on Line of Credit                                                                        (7,693)             (15,000)
      Proceeds from Bridge Loans                                                                       175,000                   --
      Proceeds from convertible notes payable- related party                                                --              157,000
      Proceeds from notes payable - related party                                                       87,102                   --
      Payments on notes payable - related party                                                             --               (7,352)
                                                                                                   -----------            ---------

         Net Cash Provided by Financing Activities                                                     805,032              711,641
                                                                                                   -----------            ---------

NET INCREASE (DECREASE) IN CASH                                                                       (165,503)             (32,981)

CASH, BEGINNING OF PERIOD                                                                              193,341              226,322
                                                                                                   -----------            ---------

CASH, END OF PERIOD                                                                                $    27,838            $ 193,341
                                                                                                   ===========            =========

SUPPLEMENTAL DISCLOSURES:

      Cash paid for interest                                                                       $     9,026            $   5,695
      Cash paid for income taxes                                                                   $        --            $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Shares issued for conversion of notes payable
           and accrued interest                                                                    $   256,682            $      --
      Shares issued for prepaid services                                                           $        --            $   4,166
      Shares issued for accounts payable and accrued expenses                                      $    67,000            $      --
      Valuation of Warrants associated with conversion of debt and payables                        $   239,549
      Valuation of Options granted                                                                 $   123,916

   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

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

The Company is located in Raynham, Massachusetts and is engaged in the sale and marketing of a wide variety of all natural, non-food products for distribution and sale to major distributors and retail outlets throughout the United States. The Company continues to expand their market penetration by acquiring or developing consumer products that have organic origins that can be private labeled. The Company currently has private label all natural, non-food products that have been modified to meet applications in other industries including costume jewelry, sporting goods, grocery, optical, health and beauty, footwear, museum stores, historical preservation groups, funeral homes, quilting and boating.

Additionally, the company was considered a development enterprise in prior periods; however, per SFAS No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES" ("SFAS 7)", the company has commenced operations with significant enough revenues in the current period to no longer be considered as being in the development stage.

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

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents. During fiscal 2007 and fiscal 2008, the Company maintained cash in bank accounts which, at times, exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on this account and believes their risk to be minimal.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if needed. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of accounts receivable as of September 30, 2008 and September 30, 2007 are collectable.

Inventory

The inventory is stated at the lower of cost (first-in-first-out method) or market. Inventory items consist of raw material and finished goods. Raw materials consist of labels, bottles, sprayers, fertilizer and shipping materials. Finished goods consist of filled fertilizer bags and bottles of organic cleaning products ready for shipment. The inventory consists of newly purchased items; therefore, there is currently no allowance for excess or obsolete inventory.

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

Prepaid Expense

Business expenses, including consulting expense, that are paid for in advance of services being rendered are treated as prepaid. The Company occasionally pays these expenses with the common stock of the Company. When this occurs, the offset is shown as a negative component of stockholders' equity.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly radio Garden Talk call in program with Clear Channel, Citadel and Entercom Communications Companies. The annual advertising expense for the contracts with Clear Channel, Citadel and Entercom Communications was $282,622 and $70,600 for the years ended September 30, 2008 and 2007, respectively. Total advertising, including the radio contracts, for the years ended September 30, 2008 and 2007 was $457, 087 and $256,267, respectively. Also included in advertising expense are display rack costs, slotting fees and print media advertising.

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

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

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

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

In December, 2007, the FASB issued SFAS No. 141( R ), "Business Combinations", which established the principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired. SFAS 141R also establishes disclosure requirements to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company's financial statements.

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

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133. SFAS 161 requires entities utilizing derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not have or utilize any derivative instruments and/or hedging activities and therefore SFAS 161 is not expected to have an impact on the Company's financial statements.

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

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Reclassifications

Some prior year immaterial amounts may be reclassified to conform to the 2008 presentation.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates.

Note 3 - Net Income/(Loss) per Share
------------------------------------

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 1,126,250 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 184,120 were considered, but not included in the computation of loss per share because their effect is anti-dilutive.

                                                       For the Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2008             2007
                                                   -----------      -----------
Basic and Diluted
-----------------

Net Loss - Numerator                               $(2,248,268)     $  (824,553)
                                                   ===========      ===========

Weighted Average Shares - Denominator                6,002,421        5,037,031
                                                   ===========      ===========

Per Share Amount                                   $     (0.37)     $     (0.16)
                                                   ===========      ===========

Note 4 - Income Taxes
---------------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been made due to net operating loss carry-forwards of $2,964,434 and $1,766,822 as of September 30, 2008 and 30, 2007, respectively, which may be offset against future taxable income through 2028. No tax benefit has been reported in the financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 4 - Income Taxes (Continued)
---------------------------------

Deferred tax assets and the valuation account are as follows:

                                                        For the Years Ended
                                                            September 30,
                                                   ----------------------------
                                                       2008             2007
                                                   -----------        ---------
Deferred tax asset:
Net operating loss carryforward                    $ 1,156,129        $ 688,370
Valuation allowance                                 (1,156,129)        (688,370)
                                                   -----------        ---------
                                                   $        --        $      --
                                                   ===========        =========

The components of income tax expense are as follows:

                                                        For the Years Ended
                                                            September 30,
                                                    ---------------------------
                                                       2008              2007
                                                    ---------         ---------
Current Federal tax                                 $      --         $      --
Current State tax                                          --                --
Change in NOL benefit                                 467,759           321,576
Change in valuation allowance                        (467,759)         (321,576)
                                                    ---------         ---------
                                                    $      --         $      --
                                                    =========         =========

Note 5 - Inventories
--------------------

Inventories consisted of the following as of:

                                               September 30,       September 30,
                                               -------------       -------------
                                                   2008                2007
                                               -------------       -------------
Raw materials                                    $105,107            $ 80,360
Finished goods                                     44,279              30,944
                                                 --------            --------
Totals                                           $149,386            $111,304
                                                 ========            ========

At September 30, 2008 and September 30, 2007, no provision for obsolete inventory was recorded by the Company.

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 6 - Property and Equipment
-------------------------------

Property and Equipment consisted of the following as of:

                                                  September 30,    September 30,
                                                      2008             2007
                                                  -------------    -------------

Property and equipment                              $ 21,900         $ 16,117
Less: accumulated depreciation                        (7,616)          (3,365)
                                                    --------         --------

Property and equipment, net                         $ 14,284         $ 12,752
                                                    ========         ========

Depreciation expense on property and equipment was $4,251and $2,698 for the years ended September 30, 2008 and 2007, respectively.

Note 7 - Stock Options
----------------------

On February 28, 2008, our Board of Directors approved the 2008 Stock Option and Purchase Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $1.00 per share. Options are exercisable over a ten year period from date of grant and vest over a four year period at a rate of 25% per year.

As of September 30, 2008, there were 1,126,250 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the companies' outstanding common stock. The amount of option expense recorded for the year ended September 30, 2008 was $123,916 and was presented in Compensation Expense. The amount of Option Expense to be charged over the next four years is $783,437.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model using the following assumptions: expected life of 10 years, a risk free interest rate of 3.71-3.88%, a dividend yield of 0% and volatility of 75% in 2008.

A summary of our outstanding common stock options as of September 30, 2008 is presented below:

                                                                            Weighted Average
                                                        Number of Shares     Exercise Price
                                                        ----------------    ----------------
Stock Options Outstanding, September 30, 2007                      --            $  --

Options Issued                                              1,126,250            $1.00

Options Exercised                                                  --            $  --

Options Canceled                                                   --            $  --
                                                            ---------            -----

Stock Options Outstanding, September 30, 2008               1,126,250            $1.00
                                                            =========            =====

Stock Options Exercisable, September 30, 2008                 148,619            $1.00
                                                            ---------            -----

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 7 - Stock Options (Continued)
----------------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock options issued to both employees and non-employees of the Company.

                       Options Outstanding               Options Exercisable
              -------------------------------------  ---------------------------
                                         Weighted
                           Number        Average                    Weighted
              Exercise     Shares      Contractual      Number       Average
  Year         Price     Outstanding   Life (Years)  Exercisable  Exercise Price
---------     --------   -----------   ------------  -----------  --------------
Feb, 2008      $1.00       876,250         9.42         127,786       $1.00
May, 2008      $1.00       250,000         9.67          20,833       $1.00

Note 8 - Common Stock Purchase Warrants
---------------------------------------

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008 and July 31, 2008. In addition, they were offered one common stock purchase warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The total number of warrants granted was 184,120 which vested entirely upon grant. The amount of warrant expense charged for the 12 months ending September 30, 2008 was $239,549.

The Company has determined the estimated value of the warrants granted by using the Black-Scholes pricing model using the following assumptions: expected life of 2 years, a risk free interest rate of 2.40%-3.03%, a dividend yield of 0% and volatility of 94% in 2008.

A summary of our outstanding common stock purchase warrants as of September 30, 2008 is presented below:

                                                                              Weighted Average
                                                        Number of Warrants     Exercise Price
                                                        ------------------    ----------------
Warrants Outstanding, September 30, 2007                          --                $  --

Warrants Granted                                             184,120                $2.00

Warrants Exercised                                                --                $  --

Warrants Canceled                                                 --                $  --
                                                             -------                -----
Warrants Outstanding and Exercisable,
September 30, 2008                                           184,120                $2.00
                                                             =======                =====

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 8 - Common Stock Purchase Warrants (Continued)
---------------------------------------------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the note holders referenced above.

                      Warrants Outstanding              Warrants Exercisable
              -------------------------------------  ---------------------------
                                         Weighted
                           Number        Average                    Weighted
              Exercise     Shares      Contractual      Number       Average
  Year         Price     Outstanding   Life (Years)  Exercisable  Exercise Price
---------     --------   -----------   ------------  -----------  --------------
  2008         $2.00       184,120         1.75         184,120       $2.00

Note 9 - Line of Credit
-----------------------

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement ("LOC Agreement") with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate ("WSJ Prime Rate") less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at September 30, 2008 and 2007 was $74,807 and $-0-, respectively. Accrued Interest Payable at September 30, 2008 and 2007 was $512 and $-0-, respectively. The LOC Agreement is guaranteed by an officer of the Company.

Note 10 - Equity Transactions
-----------------------------

Effective January 3, 2006, the Company commenced a stock offering, whereby it has issued an aggregate of 999,500 shares of its common stock for cash of $999,500 as of December 31, 2007. Included in this, is an aggregate of 576,993 shares of its common stock for cash of $576,993 issued during the fiscal year ended September 30, 2007.

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

On February 28, 2008, our Board of Directors approved the issuance of 139,562 shares at a price of $1.00 per share in settlement of $72,562 in Notes and Accrued Interest and $67,000 in Accrued Expenses and Accounts Payable.

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 10 - Equity Transactions (Continued)
-----------------------------------------

On April 11, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 820,000 shares of its common stock for cash of $410,000. The offering was closed as of April 30, 2008. All 820,000 shares were issued.

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. Debt settlement expense associated with these transactions was $685,421 for the twelve months ending September 30, 2008. Note holders were also offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. Warrant expense associated with these transactions was $239,549 for the twelve months ending September 30, 2008.

Note 11 - Notes Payable- Related Parties
----------------------------------------

Notes payable-related parties consisted of the following at September 30, 2008:

                                                   September 30,   September 30,
                                                       2008            2007
                                                   -------------   -------------
Note payable with a director of the Company,
   interest at 6% per annum, payments of
   $1,000 due monthly beginning April 1,
   2007, matures March 2010, unsecured.             $  76,247        $ 32,026

Note payable with a director of the Company,
   interest at 6% per annum, payments of
   $1,020 due monthly beginning April
   15, 2008, matures April, 2009,
   unsecured.                                       $  10,855              --

Note payable with a director of the Company,
   interest at 12% per annum. No monthly
   payments are required. All accrued
   interest and principal is paid at
   maturity, December 1, 2008                       $ 175,000              --

Note payable with a related individual,
   interest at 10% per annum, no current
   repayment requirements, due on
   demand, unsecured.                                      --          20,000
                                                    ---------        --------

Total Notes Payable - Related Parties               $ 262,102        $ 52,026
Less: Current Portion                                (262,102)        (52,026)
                                                    ---------        --------

Long-Term Notes Payable - Related Parties           $      --        $     --
                                                    =========        ========

Total accrued interest at September 30, 2008 and 2007 was $26,411 and $21,319, respectively.

The weighted average interest rate on short term obligations outstanding at September 30, 2008 and 2007 was 10% and 13%, respectively.

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 11 - Notes Payable- Related Parties (Continued)
----------------------------------------------------

Annual maturities of notes payable-related parties are as follows:

        Years Ending September 30,
        --------------------------
                  2009                             262,102
                  2010                                --
                  2011                                --
                  2012                                --
                  2013                                --
               Thereafter                             --

Note 12 - Notes Payable- Unrelated Parties
------------------------------------------

In June, July and August, 2007 promissory notes totaling $157,000 were issued to nine note holders. Two types of promissory notes were issued carrying maturity dates of eight months and twelve months. Eight month promissory notes totaling $62,000 were issued to five note holders Twelve month promissory notes totaling $95,000 were issued to four note holders. All promissory notes carry interest at 15% per annum. The eight month promissory note carries an 8 1/2% interest bonus at maturity and the twelve month promissory note carries a 2 1/2 % interest bonus at maturity. All accrued interest and principal is paid at maturity. Accrued interest payable at September 30, 2008 and 2007 was $-0- and $3,122, respectively.

On May 30, 2008, the Company extended a conversion offer to these nine note holders. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed. In addition, they were offered one common stock purchase warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The total number of warrants granted was 184,120 which vested entirely upon grant. All nine note holders chose to convert prior to September 30, 2008. At the time of conversion, a total of $184,120 of debt and accrued interest was converted in exchange for 368,238 shares of common stock.

Note 13 - Commitments and Contingencies
---------------------------------------

The Company leases facilities for its corporate offices at $600 per month. The lease expired in fiscal 2007 and was then converted to a month-to-month basis. In addition, the company leased warehouse space at $500 per month through January, 2008. Rental expense for fiscal 2008 and 2007 was $6,800 and $11,700, respectively. The Company also has a 60 month equipment lease on its office copier machine that costs $240 per month and expires on 8/30/2011 and rents a small storage unit on a month to month basis for $129 per month.

The future minimum annual lease commitments as of September 30, 2008 are as follows:

        Years Ending September 30,                  Amount
        --------------------------                 --------
                   2009                               3,854
                   2010                               3,125
                   2011                               2,860
                   2012                                  --
                   2013                                  --
                Thereafter                               --
                                                     ------
                                                     $9,839
                                                     ======

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 13 - Commitments and Contingencies (Continued)
---------------------------------------------------

The Company has radio station syndication agreements with commitments accounted for as operating leases. The radio station agreements range from three months to one year and the Company intends to renew them at the end of each term. The monthly cost of our radio shows is $27,564 in a four week month and $34,455 in a five week month.

On May 3, 2008, the Company entered into a ten year licensing agreement with Microbial Technologies Ltd. ("MTL") for the purposes of obtaining the right to use the proprietary formulations owned by MTL. The cost of the licensing agreement will be $100,000 per year and a 5% royalty on net sales of any MTL product formulations sold, If the Company does not use MTL formulations, the licensing fee and royalties are not required to be paid. As of the year ended September 30, 2008 no royalties were paid and none were due. Royalties for the year ended September 30, 2009 are projected to be $60,000.

The future minimum annual contractual obligations as of September 30, 2008 are as follows:

        Years Ending September 30,                  Amount
        --------------------------                 --------
                   2009                             239,611
                   2010                              63,000
                   2011                                  --
                   2012                                  --
                   2013                                  --
                Thereafter                               --
                                                   --------
                                                   $302,611
                                                   ========

Note 14 - Concentration of Credit Risk
--------------------------------------

Major Customers
---------------

The Company had three customers who represented 10% or more of total sales for the year ended September 30, 2008.

                                         September 30, 2008   September 30, 2007
                                         ------------------   ------------------

Customer A                                              33%                  30%
Customer B                                              18%                  24%
Customer C                                              10%                  11%

As of September 30, 2008 approximately 92.9% of the Company's accounts receivable was due from these three customers. The loss of these customers, although not anticipated, could have a material impact on the Companies present and future operations.

Major Suppliers
---------------

The Company had three vendors who represented 10% or more of the total material purchases for the year ended September 30, 2008.

                                         September 30, 2008   September 30, 2007
                                         ------------------   ------------------
Vendor A                                                40%                  22%
Vendor B                                                15%                  19%
Vendor C                                                14%                  16%

Due to capabilities, pricing and geographic location, these vendors are considered sole source vendors by the Company. The loss of these sole source vendors could have a temporary impact on operations; however, alternate suppliers are readily available that the Company feels could quickly fill the void, should it ever need to.

                        ORGANIC SALES AND MARKETING, INC.
                        Notes to the Financial Statements
                           September 30, 2008 and 2007

Note 15 - Going Concern
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring net operating losses, negative cash flows from operations and recurring negative working capital for the past several years and is still dependent upon financing to continue operations. These factors create "substantial doubt" that the Company can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to implement their strategy of acquiring new customers and accepting reorders from existing customers. As the Company's revenues become more established, management expects to report net income, possibly within the next year. With the expansion of sales, management believes that the Company will eventually, possibly within the next year, generate positive cash flow from operations. In the interim, management believes that shortfalls in cash flow will be satisfied with funds raised from loans, lines of credit and private stock offerings that are in compliance with Security and Exchange Commission integration rules and regulations governing the same.

Note 16 - Subsequent Events
---------------------------

On October 3, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 1,400,000 Units consisting of one share of it common stock and one common stock purchase warrant for a total raise of $350,000. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed as of November 30, 2008. All 1,400,000 units were issued and $350,000 in cash was received.

On October 7, 2008, the Company signed a six month consulting agreement with Nu Vision Holdings, LLC ("Nu Vision") of Great Neck, NY to aid the Company in investor relations work, act as a liaison between the Company and the investment community and assist the company in evaluating and retaining an appropriate financial public relations firm to work with the company. Nu Vision has also introduced the Company to a number of prospective investors. In lieu of cash, Nu Vision is to receive 450,000 shares of "restricted stock" for their services with 300,000 shares to be issued upon signing and 150,000 shares to be issued three months after signing.