Form 10KSB/A
period 2008-09-30
Organic Sales & Marketing Inc
filed 2009-01-20
CIK 1354030

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

                             Selected Financial Data

                        Organic Sales and Marketing, Inc.

                 For the Years Ended September 30, 2008 and 2007


                                    Statement of Operations

                                                   Twelve Months Ended    Twelve Months Ended
                                                    September 30, 2008     September 30, 2007
                                                    ------------------     ------------------
Revenues (Net)                                           $   347,111            $  190,076

Margin                                                       103,725                96,117

Selling, General and Administrative Expenses               1,370,934               912,569

(Loss) from Operations                                   $(1,267,209)           $ (816,452)

Other Income/(Expense)                                      ( 56,089)               (8,101)
Debt Settlement Expense                                     (685,421)                    0
Valuation of Warrants granted in settlement of debt         (239,549)                    0

Profit/(Loss) Before Taxes                               $(2,248,268)           $ (824,553)
                                                         ===========            ==========
Loss per share-Basic and Diluted                         $    ( 0.37)           $    (0.16)
                                                         ===========            ==========
Weighted Average Number of Shares                          6,002,421             5,037,031
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

Advertising

The Company follows the policy of charging advertising costs to expense as incurred. Advertising expenses primarily consist of the Company's four hour weekly Garden Talk radio call in program with Clear Channel, Citadel and Entercom Communications Companies. Annual advertising expense for the radio contracts with Clear Channel, Citadel and Entercom Communications was $282,622 and $70,600 for the years ended September 30, 2008 and 2007, respectively. Total advertising, including radio contracts, for the years ended September 30, 2008 and 2007 was $457,087 and $256,267, respectively. Advertising expense also includes display rack costs, slotting fees and print media advertising.

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

                                    Date January 20, 2009

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

                                    Date January 20, 2009

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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has incurred recurring substantial losses from operations, recurring negative working capital, negative cash flows from operations and has limited sales of its products which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                        ORGANIC SALES AND MARKETING, INC.
                            Statements of Operations


                                                          For the Years Ended
                                                             September 30,
                                                          2008           2007
                                                     -----------     ----------
REVENUES
 Product sales, net                                  $   321,851     $  178,306
 Radio Advertising                                        25,260         11,770
                                                     -----------     ----------
     Total Revenues                                      347,111        190,076

COST OF SALES                                            243,386         93,959
                                                     -----------     ----------

GROSS PROFIT                                             103,725         96,117
                                                     -----------     ----------
OPERATING EXPENSES
 Advertising Expense                                     457,087        256,267
 Payroll and Compensation Expense                        378,522        186,895
 Selling Expense                                         195,678        111,456
 General and Administrative                              159,929        169,958
 Legal and Accounting                                    179,718        187,993
                                                     -----------     ----------

     Total Operating Expenses                          1,370,934        912,569
                                                     -----------     ----------

LOSS FROM OPERATIONS                                  (1,267,209)      (816,452)
                                                     -----------     ----------
OTHER INCOME (EXPENSE)
 Interest Income                                           3,019          4,841
 Interest Expense                                        (59,108)       (12,942)
 Debt Settlement Expense                                (685,421)             -
 Warrants granted in settlement of debt                 (239,549)             -
                                                     -----------     ----------

     Total Other Income (Expense)                       (981,059)        (8,101)
                                                     -----------     ----------
NET LOSS BEFORE INCOME TAXES                          (2,248,268)      (824,553)
INCOME TAX EXPENSE                                            --             --
                                                     -----------     ----------
NET LOSS                                             $(2,248,268)    $ (824,553)
                                                     ===========     ==========
LOSS PER SHARE-
     Basic and Diluted                               $     (0.37)    $    (0.16)
                                                     ===========     ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
     Basic and Diluted                                 6,002,421      5,037,031
                                                     ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                  Statements of Stockholders' Equity/(Deficit)
            For the period October 1, 2006 through September 30, 2008


                                                                                                                  Total
                                                             Additional                                        Stockholders'
                                        Common Stock           Paid-In         Accumulated       Prepaid         Equity
                                     Shares       Amount       Capital          (Deficit)       Expenses        (Deficit)
                                     ---------   ---------   -------------     ------------     ---------      ------------
Balance, October 1, 2006             4,811,576       $481      $1,321,475      $(1,279,967)      $(4,166)      $    37,823

Shares issued for cash at
$1.00/share                            576,993         58         576,935               --                         576,993

Amortization of Prepaid Expenses                                                                   4,166             4,166

Net loss for the year ended
September 30, 2007                          --         --              --         (824,553)                       (824,553)
                                     ---------   ---------   -------------     ------------     ---------      ------------

Balance, September 30, 2007          5,388,569       $539      $1,898,410      $(2,104,520)      $    --       $  (205,571)
                                     ---------   ---------   -------------     ------------     ---------      ------------

Shares issued for cash at
$.50/share                             870,000         87         434,913                                          435,000

Shares issued for cash at
$1.00/share                             33,123          3          33,120                                           33,123

Shares issued for debt and
payables at $1.00/share                139,562         14         139,548                                          139,562

Shares issued for conversion of
debt at $.50/share                     368,240         37         184,083                                          184,120

Debt settlement expense
related to issuance of stock
at a discount                                                     685,420                                          685,420

Valuation of Warrants granted
in settlement of debt                                             239,549                                          239,549

Valuation of Options granted                                      123,916                                          123,916

Net loss for the year ended
September 30, 2008                                                              (2,248,268)                     (2,248,268)
                                     ---------   ---------   -------------     ------------     ---------      ------------

Balance, September 30, 2008          6,799,494       $680      $3,738,958      $(4,352,788)      $    --       $  (613,150)
                                     =========   =========   =============     ============     =========      ============


   The accompanying notes are an integral part of these financial statements.

                        ORGANIC SALES AND MARKETING, INC.
                            Statements of Cash Flows


                                                                                                         For the Years Ended
                                                                                                             September 30,
                                                                                                       2008                  2007
                                                                                                   -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                                                     $(2,248,268)           $(824,553)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation expense                                                                            4,250                2,698
         Valuation of warrants granted in settlement of debt                                           239,549                   --
         Debt Settlement Expense related to issuance of
          stock at a discount                                                                          685,421                   --
         Valuation of Options granted                                                                  123,916
         Amortization of prepaid expense                                                                    --                4,166
      Change in operating assets and liabilities:
      -------------------------------------------
         Accounts receivable-trade                                                                       3,892              (24,521)
         Inventories                                                                                   (38,082)             (82,130)
         Prepaid Expense                                                                               (35,039)             (18,893)
         Accounts payable                                                                              257,672              155,858
         Accrued expenses                                                                               (8,201)              48,396
         Accrued interest payable                                                                       50,138                7,096
                                                                                                   -----------            ---------

          Net Cash Used in Operating Activities                                                       (964,752)            (731,883)
                                                                                                   -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                                (5,783)             (12,739)
                                                                                                   -----------            ---------

         Net Cash Used in Investing Activities                                                          (5,783)             (12,739)
                                                                                                   -----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from issuance of common stock                                                           468,123              576,993
      Proceeds from Line of Credit                                                                      82,500                   --
      Payments on Line of Credit                                                                        (7,693)             (15,000)
      Proceeds from Bridge Loans                                                                       175,000                   --
      Proceeds from convertible notes payable- related party                                                --              157,000
      Proceeds from notes payable - related party                                                       87,102                   --
      Payments on notes payable - related party                                                             --               (7,352)
                                                                                                   -----------            ---------

         Net Cash Provided by Financing Activities                                                     805,032              711,641
                                                                                                   -----------            ---------

NET INCREASE (DECREASE) IN CASH                                                                       (165,503)             (32,981)

CASH, BEGINNING OF PERIOD                                                                              193,341              226,322
                                                                                                   -----------            ---------

CASH, END OF PERIOD                                                                                $    27,838            $ 193,341
                                                                                                   ===========            =========

SUPPLEMENTAL DISCLOSURES:

      Cash paid for interest                                                                       $     9,026            $   5,695
      Cash paid for income taxes                                                                   $        --            $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Shares issued for conversion of notes payable
           and accrued interest                                                                    $   256,682            $      --
      Shares issued for prepaid services                                                           $        --            $   4,166
      Shares issued for accounts payable and accrued expenses                                      $    67,000            $      --
      Valuation of Warrants granted in settlement of debt                                          $   239,549
      Valuation of Options granted                                                                 $   123,916


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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company's two hour weekly radio Garden Talk call in program with Clear Channel, Citadel and Entercom Communications Companies. The annual advertising expense for the contracts with Clear Channel, Citadel and Entercom Communications was $282,622 and $70,600 for the years ended September 30, 2008 and 2007, respectively. Total advertising, including the radio contracts, for the years ended September 30, 2008 and 2007 was $457,087 and $256,267, respectively. Also included in advertising expense are display rack costs, slotting fees and print media advertising.

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


As of September 30, 2008, there were 1,126,250 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the companies' outstanding common stock. The total amount of Option Expense recorded for the year ended September 30, 2008 was $123,916, of which, $54,753 was recorded as Payroll and Compensation Expense and $69,163 was recorded as Legal and Accounting Expense. The amount of Option Expense to be charged over the next four years is $783,437.


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


On May 30, 2008, the Company extended a conversion offer to these nine note holders. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed. In addition, they were offered one common stock purchase warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The total number of warrants granted was 184,120 which vested entirely upon grant. All nine note holders chose to convert prior to September 30, 2008. At the time of conversion, a total of $184,120 of debt and accrued interest was converted in exchange for 368,238 shares of common stock. (See Note
10).


Note 13 - Commitments and Contingencies
---------------------------------------


Leases
------


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


Agreements
----------


The Company has radio station syndication agreements with commitments accounted for as operating leases. The radio station agreements range from three months to one year and the Company intends to renew them at the end of each term. The monthly cost of our radio shows is $27,564 in a four week month and $34,455 in a five week month.


On May 3, 2008, the Company entered into a ten year licensing agreement with Microbial Technologies Ltd. ("MTL") for the purposes of obtaining the right to use the proprietary formulations owned by MTL. The cost of the licensing agreement will be $100,000 per year and a 5% royalty on net sales of any MTL product formulations sold. If the Company does not use MTL formulations, the licensing fee and royalties are not required to be paid. As of the year ended September 30, 2008 no royalties were paid and none were due. Royalties for the year ended September 30, 2009 are projected to be $60,000.


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