Form 10-Q
period 2008-12-31
Organic Sales & Marketing Inc
filed 2009-02-20
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____
Commission file number 0-3338

     ORGANIC SALES AND MARKETING, INC.

(Exact Name of small business issuer as specified in its Charter)

Delaware	33-1069593
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

114 Broadway, Raynham, MA 02767

(Address of Principal Executive Office)

(508) 823-1117

(Registrant’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller public company.

X Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was: 8,239,494 shares of common stock, par value $.0001, issued and outstanding as of January 23, 2008.

Organic Sales and Marketing, Inc.
Form 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended December 31, 2008 and December 31, 2007.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2008 as contained in Registrant’s Form 10-KSB filing.

Organic Sales and Marketing, Inc.

Financial Statements for the Three Months
Ended December 31, 2008 (Unaudited)

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	December 31,	September 30,
	2008	2008

	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$91,107	$27,838
Accounts receivable, net	6,511	26,710
Inventories	180,141	149,386
Prepaid Expense	61,242	53,932

Total Current Assets	339,001	257,866

PROPERTY AND EQUIPMENT, NET	13,059	14,284

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$352,260	$272,350

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

	December 31,	September 30,
	2008	2008

	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$488,527	$480,483
Accrued expenses	52,183	41,185
Accrued interest payable	34,354	26,923
Line of Credit	68,697	74,807
Notes payable - related parties	289,601	262,102

Total Current Liabilities	933,362	885,500

Total Liabilities	933,362	885,500

COMMITMENTS	–	–

STOCKHOLDERS’ (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares
authorized; 8,239,494 and 6,799,494 shares issued
and outstanding, respectively	824	680
Additional paid-in capital	4,749,009	3,738,959
Accumulated (Deficit)	(5,330,935)	(4,352,789)

Total Stockholders’ (Deficit)	(581,102)	(613,150)

TOTAL LIABILITIES AND
STOCKHOLDERS’ (DEFICIT)	$352,260	$272,350

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations

	For the Three Months
	Ended December 31,
	2008	2007

	(Unaudited)	(Unaudited)
REVENUES
Product sales, net	$44,632	$48,035
Radio Advertising	–	–

Total Revenues	44,632	48,035
COST OF SALES	33,474	33,507

GROSS PROFIT	11,158	14,528

OPERATING EXPENSES
Advertising Expense	101,956	85,040
Payroll and Compensation Expense	109,484	71,362
Selling Expense	40,552	30,382
General and Administrative	65,878	26,385
Legal and Accounting	66,904	53,532

Total Operating Expenses	384,774	266,701

LOSS FROM OPERATIONS	(373,616)	(252,173)

OTHER INCOME (EXPENSE)
Interest Income	475	1,008
Interest Expense	(11,521)	(14,307)
Valuation of Warrants granted for Financing Costs	(593,484)	–

Total Other Income (Expense)	(604,530)	(13,299)

NET LOSS BEFORE INCOME TAXES	(978,146)	(265,472)
INCOME TAX EXPENSE	–	–

NET LOSS	$(978,146)	$(265,472)

LOSS PER SHARE-
Basic and Diluted	$(0.13)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
Basic and Diluted	7,635,798	5,388,569

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders’ Equity/(Deficit)
For the period October 1, 2006 through December 31, 2008

			Additional			Total Stockholders’
	Common Stock		Paid-In	Accumulated	Prepaid	Equity
	Shares	Amount	Capital	(Deficit)	Expenses	(Deficit)

Balance, October 1, 2006	4,811,576	$481	$1,321,475	$(1,279,967)	$(4,166)	$37,823
Shares issued for cash at $1.00/share	576,993	58	576,935	–		576,993
Amortization of Prepaid Expenses					4,166	4,166
Net loss for the year ended September 30, 2007	–	–	–	(824,553)		(824,553)

Balance, September 30, 2007	5,388,569	$539	$1,898,410	$(2,104,520)	$–	$(205,571)

Shares issued for cash at $.50/share	870,000	87	434,913			435,000
Shares issued for cash at $1.00/share	33,123	3	33,120			33,123
Shares issued for debt and payables at $1.00/share	139,562	14	139,548			139,562
Shares issued for conversion of debt at $.50/share	368,240	37	184,083			184,120
Debt Settlement Expense related to issuance of stock			685,420			685,420
at a discount
Valuation of Warrants granted in settlement of debt			239,549			239,549
Valuation of Options granted			123,916			123,916
Net loss for the year ended September 30, 2008				(2,248,268)		(2,248,268)

Balance, September 30, 2008	6,799,494	$680	$3,738,958	$(4,352,788)	$–	$(613,150)

Valuation of Options and Warrants granted			650,195			650,195
Shares issued for cash at $.25/share	1,440,000	$144	359,856			360,000
Net loss for the three months ended				$(978,146)		(978,146)
December 31, 2008

Balance, December 31, 2008 (Unaudited)	8,239,494	$824	$4,749,009	$(5,330,935)	$–	$(581,102)

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows

	For the Three Months
	December 31,
	2008	2007

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(978,146)	$(265,472)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,225	796
Valuation of options and warrants granted	650,195	–
Change in operating assets and liabilities:
Accounts receivable-trade	20,199	19,826
Inventories	(30,755)	11,568
Prepaid Expense	(7,310)	(50,507)
Accounts payable	8,044	(2,697)
Accrued expenses	10,998	(3,181)
Accrued interest payable	7,431	13,246

Net Cash Used in Operating Activities	(318,120)	(276,421)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	360,000	–
Proceeds from Line of Credit	1,000	–
Payments on Line of Credit	(7,110)	–
Proceeds from Bridge Loans	–	175,000
Proceeds from notes payable - related party	27,499	–

Net Cash Provided by Financing Activities	381,389	175,000

NET INCREASE (DECREASE) IN CASH	63,269	(101,421)

CASH, BEGINNING OF PERIOD	27,838	193,341

CASH, END OF PERIOD	$91,107	$91,920

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$3,201	$1,060

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Valuation of Options and Warrants granted	$650,195	$–

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2008 (Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10SB/A filing on January 20, 2009. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

Note 2 – Net Income/(Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 1,126,250 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 1,624,120 were considered, but not included in the computation of loss per share because their effect is anti-dilutive.

	For the Three Months Ended December 31,

	2008	2007

Basic and Diluted	(Unaudited)	(Unaudited)

Net Loss - Numerator	$(978,146)	$(265,472)

Weighted Average Shares - Denominator	7,635,798	5,388,569

Per Share Amount	$(0.13)	$(0.05)

Note 3 – Inventories

Inventories consisted of the following as of:

	December 31,	September 30,

	2008	2008

	(Unaudited)

Raw materials	$135,106	$105,107
Finished goods	45,035	44,279

Totals	$180,141	$149,386

At December 31, 2008 and September 30, 2008, no obsolete inventory provision was recorded by the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2008 (Unaudited)

Note 4 – Stock Options

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

As of December 31, 2008, there were 1,126,250 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the companies’ outstanding common stock. The total amount of Option Expense recorded for the three months ended December 31, 2008 was $56,710, of which, $23,466 was recorded as Payroll and Compensation Expense and $33,244 was recorded as Legal and Accounting Expense. The amount of Option Expense to be charged over the remainder of the exercise period is $726,727.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model using the following assumptions: expected life of 10 years, a risk free interest rate of 3.71-3.88%, a dividend yield of 0% and volatility of 75% in 2008.

A summary of outstanding common stock options as of December 31, 2008 is presented below:

		Weighted Average Exercise Price
	Number of Shares

Stock Options Outstanding, October 1, 2007	–	$–
Options Granted	1,126,250	$1.00
Options Exercised	–	$–
Options Canceled	–	$–

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	–	$–
Options Exercised	–	$–
Options Canceled	–	$–

Stock Options Outstanding, December 31, 2008 (Unaudited)	1,126,250	$1.00

Stock Options Exercisable, December 31, 2008 (Unaudited)	224,201	$1.00

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable

			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price

Feb, 2008	$1.00	876,250	9.17	182,534	$1.00
May, 2008	$1.00	250,000	9.42	41,667	$1.00

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2008 (Unaudited)

Note 4 – Stock Options (Continued)

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2008 and 2007 totaled $0 and $0 and $0 and $0, respectively. The weighted average grant date fair value of options granted during the periods ended December 31, 2008 and 2007 is $1.07 and $0, respectively. The fair value of options vested during the periods ended December 31, 2008 and 2007 totaled $15,117 and $0, respectively.

Note 5 – Common Stock Purchase Warrants

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. In addition, they were offered one common stock purchase warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The total number of warrants granted was 184,120 which vested entirely upon grant. Warrant expense in the amount of $239,548 was recognized in the statements of operations for the fiscal year ended September 30, 2008. The amount of warrant expense charged as financing costs for the three months ending December 31, 2008 was $593,484.

The Company has determined the estimated value of the warrants granted during the three months ended December 31, 2008 by using the Black-Scholes pricing model using the following assumptions: expected life of 5 years, a risk free interest rate of 2.37%-2.71%, a dividend yield of 0% and volatility of 166.04%-172.61%.

A summary of outstanding common stock purchase warrants as of December 31, 2008 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants Outstanding, October 1, 2007	–	$–

Warrants Granted	184,120	$2.00
Warrants Exercised	–	$–
Warrants Canceled	–	$–

Warrants Outstanding and Exercisable,
September 30, 2008	184,120	$2.00

Warrants Granted	1,440,000	$1.00
Warrants Exercised	–	$–
Warrants Canceled	–	$–

Warrants Outstanding and Exercisable,
December 31, 2008 (Unaudited)	1,624,120	$1.11

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.

	Warrants Outstanding			Warrants Exercisable

Year	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2008	$2.00	184,120	1.50	184,120	$2.00
2009	$1.00	1,440,000	4.83	1,440,000	$1.00

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2008 (Unaudited)

Note 5 – Common Stock Purchase Warrants (Continued)

The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2008 and 2007 totaled $0 and $0 and $0 and $0, respectively. The weighted average grant date fair value of warrants granted during the periods ended December 31, 2008 and 2007 is $0.58 and $0, respectively. The fair value of warrants vested during the periods ended December 31, 2008 and 2007 totaled $288,000 and $0, respectively.

Note 6 – Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement (“LOC Agreement”) with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate (“WSJ Prime Rate”) less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at December 31, 2008 (unaudited) and September 30, 2008 was $68,696 and $74,807, respectively. Accrued Interest Payable at December 31, 2008 (unaudited) and September 30, 2008 was $154 and $512, respectively. The LOC Agreement is guaranteed by an officer of the Company.

Note 7 – Equity Transactions

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

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. Debt settlement expense associated with these transactions was $685,421 and was recorded in the Company’s statement of operations for the twelve months ending September 30, 2008. Note holders were also offered one common stock warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The warrant expense associated with this transaction was $239,549 for the twelve months ending September 30, 2008.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2008 (Unaudited)

Note 7 – Equity Transactions (Continued)

On October 3, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 1,440,000 Units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $360,000. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was completed as of November 30, 2008. All 1,440,000 units were issued and $360,000 in cash was received.

Note 8 – Notes Payable - Related Parties

Notes payable - related parties consisted of the following at:

	December 31, 2008	September 30, 2008

Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,000 due monthly beginning April 1, 2007,
matures March 2010, unsecured.	$103,747	$76,247

Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,020 due monthly beginning April 15, 2008,
matures April, 2009, unsecured.	$10,855	10,855

Note payable with a director of the Company,
interest at 12% per annum. No monthly payments
are required. All accrued interest and principal is
paid at maturity, December 1, 2008	$175,000	175,000

Total Notes Payable - Related Parties	$289,602	$262,102
Less: Current Portion	(289,602)	(262,102)

Long-Term Notes Payable - Related Parties	$–	$–

Accrued interest at December 31, 2008 and September 30, 2008 was $34,354 and $26,411.

Note 9 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring net operating losses, negative cash flows from operations and recurring negative working capital for the past several years and is still dependent upon financing to continue operations. These factors create “substantial doubt” that the Company can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to continue to implement their strategy of acquiring new customers and accepting reorders from existing customers. As the Company’s revenues become more established, management expects to report net income, possibly within the next year. With the expansion of sales, management believes that the Company will eventually, possibly within the next year, generate positive cash flow from operations. In the interim, management believes that shortfalls in cash flow will be satisfied with funds raised from loans, lines of credit and private stock offerings that are in compliance with Securities and Exchange Commission rules and regulations governing the same.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2008 (Unaudited)

Note 10 – Subsequent Events

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 Units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering is scheduled to close on March 31, 2009. As of February 18, 2009, 66,667 shares were issued and $10,000 in cash was received against this offering.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

This Report also contains forward-looking statements that involve risks and uncertainties, which may include statements about our:

  Business strategy

  Expansion of our manufacturing capabilities

  Plans for entering into collaborative agreements

  Anticipated sources of funds to finance our operations following the date of this Report

  Plans, objectives, expectations and intentions contained in this prospectus that are not historical fact

The following words and financial projections contain figures related to plans, expectations, future results, performance, events or other matters that are “forward-looking statements”. When used in the Plan of Operations, words such as “estimate”, “project”, “intend”, “expect”, “anticipate”, and other similar expressions are intended to identify forward-looking statements. Such statements involve numerous risks and uncertainties, including, but not limited to, the science of organics, the development of the Company’s products, markets for those products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of the Plan of Operations. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters that may occur.

A. PLAN OF OPERATIONS

Since its inception in August 2003, the Company has been involved in the development and acquisition of a wide variety of non-food organic-based products to be initially sold to retail supermarkets, convenience stores, colleges, universities, laboratories, local, regional and national government agencies, national pharmacies, lawn and garden centers and the funeral industry. In addition, new markets continue to be pursued include costume jewelry, sporting goods, sports teams, computer, optical, hobby and craft, health and beauty, footwear, automotive, cigar catalog houses, the quilting industry, boating, wine industry and the international cocoa industry.

The Company searches out small companies that have excellent non-food organic and natural products, and through our own private label, bring them to market at the retail, wholesale or through the internet. Currently we private label products from Bayscience Formulators, Microbial Technologies and Nev’r-Dull.

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by an expanding company must be considered when evaluating the Company’s prospects. Management believes that existing funds, in conjunction with minimum funds sought to be raised during 2009and projected revenues from operations will be sufficient to reach self-sufficiency by the end of 2009. Expansion of the business into 2010 and beyond will likely require additional investment through private placement offers most likely in late 2009 or early 2010. There can be no guarantee, however, that the Company will be able to raise either the minimum capital it needs to sustain its 2009 operations or the larger amount of capital it will need to expand and grow the business into 2010 and beyond which would likely have an adverse effect on the Company’s ability to continue its operations.

In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. Operating expenses cannot be predicted with any real degree of certainty. They will depend on several factors, including, but not limited to, marketing expenses, continued acceptance of the Company’s products and competition for such products.

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

The Company currently has 100+ SKU’s in its product line offering and it continues to develop and introduce new and better non-food organic products as they present themselves. Its’ Dragonfly OrganixTM cleaner product line is currently sold in Shaws, Stop & Shop, Tops, Giant, Roche Bros, Albertson’s of Florida, Shop-Rite/Wakefern, Gristedes, Key Stores and many other smaller independent supermarkets.

The Company continues to maintain strong, strategic relationships with United Natural Foods (UNFI), a leading natural food distributor based in Chesterfield, NH servicing over 17,000 customers nationwide and Kehe Foods, another leading natural food distributor based in Romeoville, IL which services over 9,000 customers nationwide.

The Company launched its organic fertilizer products in the spring of 2008 under its Mother Natures CuisineTM with Shaw’s Supermarkets and many Agway Stores. Due to unanticipated production issues the rollout was delayed and sales were less than anticipated. The spring of 2009 is expected to be very strong. Purchase orders or commitments to carry our fertilizer products have been received from Shaw’s, Stop & Shop, Whole Foods, Benny’s Hardware, Rocky’s Ace Hardware, Aubuchon Hardware, Agway, Kehe Foods and many independent garden centers. In addition, our organically certified insecticide/fungicide product, Garden NEEM, which was first introduced in the spring of 2007, will be shipping many, if not all of the above named customers in conjunction with the fertilizer products. Sales of Garden NEEM in 2009 are on a course to more than triple 2008 sales.

While Kehe Distributors, Inc., has, to date, only sold our Dragonfly Organix line of cleaning products, it has just recently added the Company’s entire line of branded Mother Nature’s Cuisine line of products which includes, All-Purpose, Flower, and Veggie & Herb five pound bagged granular fertilizers, Oh No Deer repellant, Fish & Seaweed liquid concentrate fertilizer, four varieties of suet cakes, & Garden Guys Garden Neem. Kehe Foods has also elected to carry the Company’s newest line of Dragonfly Organix 2x scented and unscented Laundry Detergent, however the Company has yet to receive an initial order.

Recently, the Company structured a deal between Northeast Garden Group, Agway, and Land O’Lakes/Purina Feeds. The Company will act as the broker for all sales of Agway’s newly launched All-Natural 4-Stage lawn fertilizer. This is the first time Agway has ever launched their own branded natural lawn fertilizer in a 4-Stage offering. The Company also has a sales representative agreement with K&S Sales and Associates to concentrate on sales to other independent garden centers throughout the New England region.

The Company has started to generate sales of its Nev’r Dull commercial brand of cleaning products with the anticipation of additional sales to commence, where applicable, in some of the aforementioned markets

The Company continues to maintain an e-commerce internet presence hosting three different sites, www.garden-guys.com, www.mothernaturescuisine.com, and www.dragonflyorganix.com. The latter is also under the direction of Eye Level Solutions, a division of Kehe Distributors, Inc., which offers the Dragonfy Organix products for sale in over 12,000 e-commerce capable grocery stores nationwide. Acting as distributor, Kehe will process and fulfill orders placed. This enables the Company’s products to gain shelf presence within stores who otherwise may not currently stock these items.

The Company will continue its active participation in various related trade publications and trade shows, starting in January 2009 with the Kehe Summer selling show in Houston, TX, Fisher Scientific National Sales Meeting in Houston, TX, New England Grows Lawn & Garden show in Boston, MA in February and Northeast Region College Book Store show in March, among a few to start the 2009 season.

The Company continues to receive orders from Fisher Scientific, our National Laboratory Distributor that sells into the colleges and universities, Hospital and Healthcare Laboratory industries. In addition, the Educational K-12 and Government services divisions of Fisher Scientific were recently added, and are now offering the Company’s OSM branded line of all natural products to their customer base.

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

We will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, all natural product offerings. Sam Jeffries, the Company’s President, hosts a live, weekly four hour Sunday morning garden talk radio show which is currently heard on 11 radio stations throughout the Northeast. Using this network of 11 radio stations allows us to keep listeners informed about the importance of considering all natural, organic chemical-free alternatives, how they should use these products and where they can buy them. Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about organics and where they can purchase the products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show. Essentially, the Company has created its own media network, The Garden Guys, within the New England region. Based in Boston, MA it currently holds the eleventh spot for largest market in the country.

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

The Company’s projected Plan of Operations for 2009 consist of the following: (000’s omitted)

CALENDAR Year 2009

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

1. Revenue Projections

In some cases, grocery store slotting fees have been paid which guarantees us space on their shelves for a year. Despite its heavy financial commitment to heavily advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that its products will sell as we believe they will or that the consumer will reorder the products once they have used them.

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

There can be no assurance that the Company’s actual operations will reflect the above projections. Market conditions, competition, supplier delays, the ability to raise capital and all other risks associated with the operation of a business could adversely impact the Company’s ability to reach the above projections.

The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key supermarket chains to sell its natural cleaning and gardening products. The Company has continued to receive orders and re-orders from recognized major supermarket chains and leading national organic food distributors.

The Company has entered into agreements with additional established sales representative organizations; Most recently the Company added Enterprise Sales & Marketing Team, (17 reps) based in Arlington, TX to present its gardening and cleaning products to the South-Western area ( OK, LA, MS, TX NM, KS, AK,) C.A. Fortune (21 reps) based in Bloomingdale, IL to present its gardening and cleaning products to Mid-Western area (IL, MI, MO, MN, WI, IA, IL, IN, OH, SC, FL, AL, GA, NC, SC, NE, ND, SD, TN, KY, PA) distributors, supermarkets, independent health food stores, drug stores, convenience stores and mass merchant trade retail outlets. In addition, agreements exist with other established sales representative organizations, E.C. Desmond, Inc. based in New York, who is currently selling our gardening and cleaning products to supermarket chains such as Shop-Rite/Wakefern and Gristedes, NE Sales based in MA selling to major hardware chains, automotive, and grocery outlets, and Valk Sales (12 reps) covering ME to FL and focusing on all grocery accounts distributed by UNFI both to independent and large chain stores.

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

B. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ITS FINANCIAL CONDITION AND RESULTS OF ITS OPERATIONS

Detailed information regarding the Company’s operations is contained in the Financial Statements section of this Report. The following table sets forth, for the periods indicated, certain key information about the Company.

The Company is continuing to focus its efforts on improving and expanding its all natural cleaning and garden product lines and establishing a large viable national distribution network for these products. While there are no assurances, the Company anticipates that by continuing to improve and expand its quality product offerings, in conjunction with establishing a broad national distribution network, it will be in a position to receive substantial revenues in the not-too-distant future.

The Company has incurred costs associated with the development and launching of its products, probable markets and business. The Company has established brand names, consumer recognition and interest in organics through private labels, the internet, the radio show and an established regional distribution network, which will ultimately increase the quality and marketability of the Company’s products throughout the country. The Company’s products started generating revenues during the second half of calendar 2007.

Significant resources have been allocated to growing and expanding the Company through December 31, 2008. These costs include, but are not limited to $485,143 for Legal and Accounting Fees, $792,349 for Payroll, $415,176 for Advertising, $553,543 for brokered time purchased for our radio shows and $161,278 for Interest Expense.

To absorb these costs noted above, the Company has financed its operations primarily through convertible debentures of $369,800, convertible promissory notes of $869,540, common stock issued in lieu of debt and payables for $329,562 and private placement stock offerings totaling $1,476,216 prior to September 30, 2008.

On October 3, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 1,440,000 Units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $360,000. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was completed as of November 30, 2008. All 1,440,000 units were issued and $360,000 in cash was received

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. An approximate total of 70% of the Company’s outstanding common shares were restricted as of December 31, 2008.

For a more complete list of sales of unregistered securities by the Company, please refer to Part 5 of Form 10KSB for the year ended September 30, 2008, which is incorporated by reference herein.

     Selected Financial Data
Organic Sales and Marketing, Inc.

For the Three Months Ended December 31, 2008 and 2007

Statement of Operations

	Three Months Ended December 31, 2008 (Unaudited)	Three Months Ended December 31, 2007 (Unaudited)

Revenues	$44,632	48,035
Margin	11,158	14,528
Selling, General and Administrative Expense (Note 3)	384,774	266,701
Interest Income/(Expense)	(11,046)	(13,299)

Profit/(Loss) from Operations	$(384,662)	$(265,472)

Other Income/(Expense);
Warrant Expense (Note 2)	(593,484)	–

Net Profit/(Loss)	$(978,146)	$(265,472)

Loss per share-Basic and Diluted	$(0.13)	$(0.05)

Weighted Average Number of Shares	7,635,798	5,388,569

Balance Sheets

	December 31, 2008	December 31, 2007

Cash	$91,107	$91,920
Accounts Receivable	6,511	10,776
Inventories	180,141	99,735
Fixed Assets	13,059	11,955
Other Assets	200	200
Prepaid Expense	61,242	69,400

TOTAL ASSETS	$352,260	$283,986

LIABILITIES
Accounts Payable	$488,527	$237,114
Accrued Expenses	86,537	133,892
Line Of Credit	68,697	0
Notes Payable - Current	289,601	384,026

TOTAL LIABILITIES	$933,362	$755,032

STOCKHOLDERS EQUITY/(DEFICIT)
Common Stock (Note 1)	$824	$539

Additional Paid in Capital	4,749,009	1,898,410
Accumulated (Deficit)	(5,330,935)	(2,369,995)

TOTAL STOCKHOLDERS EQUITY/(DEFICIT)	$(581,102)	$(471,046)

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY/(DEFICIT)	$352,260	$283,986

Note 1:

Common Stock, $.0001 par value, 100,000,000 shares authorized; 8,239,494 and 6,799,494 shares issued and outstanding respectively.

Note 2:

The amount of Warrant Expense charged as financing costs for the three months ending December 31, 2008 was $593,484.

Warrant Expense is non-cash accounting entry made for disclosure purposes only. The offset to this non-cash entry is an increase in the Equity section via Additional Paid In Capital.

Note 3:

Selling, General and Administrative expense includes Stock Option expense for the three months ending December 31, 2008 of $56,710.

Stock Option expense is a non-cash entry made for disclosure purposes only. The offset to this non-cash entry is an increase in the Equity section via Additional Paid in Capital.

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

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We earn our revenues from the distribution of garden and cleaning products to retailers and directly to consumers via our internet site and from advertising contracts. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date. The Company records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these retailers or consumers. The provision for anticipated product returns and price markdowns is primarily based upon the Company’s analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. The Company will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In compliance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the Balance Sheet as deferred revenue until the revenue recognition criteria is met.

Revenue from radio advertising is derived from three sources, the sale of commercial spots on the Garden Guys radio talk shows, the sponsorship of informative show segments and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. During the past twelve months the Company maintained cash in bank accounts which, at times, exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced, nor does it anticipate, any losses on these accounts and believes their risk to be minimal.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of accounts receivable as of December 31, 2008 and September 30, 2008 are collectable and, therefore, no allowance has been taken.

Inventory

The inventory is stated at the lower of cost (first-in-first-out method) or market. Inventory items consist of raw material and finished goods. Raw materials consist of labels, bottles, sprayers, fertilizers and shipping materials. Finished goods consist of fertilizer bags and bottles of organic cleaning products ready for shipment. The inventory consists of newly purchased items; therefore, there is currently no allowance for excess or obsolete inventory.

Prepaid Expenses

Business expenses, including consulting expenses, that are paid for in advance of services being rendered are treated as prepaid expenses. On occasion, the Company pays for prepaid expenses with common stock. When these transactions occur, they are identified as negative components of stockholders’ equity.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company’s four hour weekly Garden Guys radio call in program with Entercom, Clear Channel and Citadel Communications, slotting fee expense, display case costs, samples and trade show participation. The total advertising expense for the radio show contracts was $89,583 and $35,446 for the three months ended December 31, 2008 and December 31, 2007, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications.

Income Taxes

The Company is a C Corporation registered in the state of Delaware. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS No. 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Stock Options

On February 28, 2008, our Board of Directors approved the 2008 Stock Option and Purchase Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $1.00 per share. Options are exercisable and vest over a four year period at a rate of 25% per year. As of December 31, 2008 there were 1,126,250 options outstanding under this plan at the exercise price of $1.00 per share. Outstanding stock options have not been considered in the fully diluted loss per share calculations due to the anti-dilutive effect.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS” (“SFAS 157”). While SFAS 157 formally defines fair value, it establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132®” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer’s year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

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

In February, 2007, the FASB issued SFAS No. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB NO. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, “FAIR VALUE MEASUREMENTS”. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In December, 2007, the FASB issued SFAS No. 141( R ), “Business Combinations”, which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Reclassifications

There were no prior year reclassifications made during the reporting periods shown.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates.

Equity Issuances for Services

In December 2004, the FASB issued SFAS No. 123(R), “SHARE-BASED PAYMENT”. This Statement revises SFAS No. 123, “ACCOUNTING FOR STOCK-BASED COMPENSATION” and supersedes APB Opinion No. 25, “ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. The Company has evaluated the provisions of SFAS 123(R) and determined that the share based employee compensation programs are a valuable instrument in retaining and rewarding employees and as a result, the Company will appropriately expense the costs of administering share based compensation programs as required by SFAS 123(R). The issuance of share based compensation has had an immaterial impact on the Company’s financial statements. In the absence of any readily available market value for the stock, the company used par value until 2005. There has not been any share based compensation earned since 2005.

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

Subsequent Events

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 Units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering is scheduled to close on March 31, 2009. As of February 18, 2009, 66,667 shares were issued and $10,000 in cash was received against this offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this item.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

No change in our internal control over financial reporting occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Risks Related To Our Business And Operations

  Economic or industry-wide factors relevant to the Company:

     Should consumer interest in “organic” or “natural” products diminish or discontinue; should there be a natural disaster that adversely impacts garden center product sales such as extreme weather conditions throughout the United States; should there be a shortage of suppliers in the enzyme technology that is used in some of our products or should there be a slower than anticipated roll-out of products to customers due to such external factors, the Company’s ability to realize a profit and yield a positive cash flow from operations as quickly as we anticipate could be adversely impacted.

  Material opportunities, challenges:

     Should our suppliers not be able to deliver in the quantities the Company needs at any given time in order to fulfill orders; should our contract manufacturer not be able to deliver finished goods in a timely manner or suffer any type of physical plant disaster, labor strike or shortage, it would adversely impact the Company’s’ business. Difficult challenges may be incurred as more competitors, who are more heavily financed than we are, enter into the market and create pricing issues which could adversely impact the Company’s operations.

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

     If Sam Jeffries were unable to host and produce the weekly talk show, this could have an adverse impact on the show’s educational and promotional programming which is considered an essential part of our advertising and marketing plan. The present co-hosts, Jim Zoppo and Layanee DeMerchant, could produce and conduct the show in Sam Jeffries absence. In addition, Jim Zoppo, is a well respected, well known horticulturist and radio talk show host in his own right.

     Although unlikely, interest in organics could diminish which would have an adverse effect on the popularity of the radio show. To mitigate this possibility, “home remedy”, “how to” and “natural and organic health-care alternative segments are being added to the shows programming to expand listener interest and extend the seasonality of the show. The Company also has plans to ultimately reach a national audience by franchising the Garden Guys concept throughout the country by having local talk shows discuss organics and lawn and gardening techniques and problems indigenous to each of those regions.

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

  Reliance on Management Team

     As stated above, the Company relies heavily upon a small team of full-time officers and consultants. It has “key man” life insurance on the CEO, Samuel Jeffries that would compensate us in the event of his demise. Sam Jeffries continued involvement is deemed especially critical to our marketing efforts. The loss of Sam Jeffries or one of several key officers or consultants could have an adverse impact on the Company’s chances for success. At present, “key man” insurance coverage is not being pursued on the other full-time officers due to cost.

Risks Related to Ownership of Our Stock

  Trading Market

     Our stock officially began trading on Monday, May 5, 2008 on the Over The Counter Electronic Bulletin Board under the trading symbol; OGSM. Even with our shares being traded publicly, there is a substantial “overhang” of outstanding shares that would be eligible for sale under Rule 144. Such sales, if they were to occur, could tend to suppress the market value of our shares for some time.

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

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Organic Sales and Marketing, Inc.

(Registrant)

Date: February 19, 2009	/s/ Samuel F.H. Jeffries

SAMUEL F.H. JEFFRIES, CEO AND CHAIRMAN (Signature)

Date: February 19, 2009	/s/ Mark J. McEvoy

MARK J. McEVOY, CHIEF FINANCIAL OFFICER (Signature)