Form 10-Q
period 2009-03-31
Organic Sales & Marketing Inc
filed 2009-05-14
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller public company.

☒  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was : 9,536,294  shares of common stock, par value $.0001, issued and outstanding as of May 12, 2009.

Organic Sales and Marketing, Inc.
Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the six months ended March 31, 2009 and March 31, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2008 as contained in Registrant’s Form 10-KSB filing.

Organic Sales and Marketing, Inc.

Financial Statements for the Six Months Ended
March 31, 2009 (Unaudited) and 2008

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$95,142	$27,838
Accounts receivable, net	11,249	26,710
Inventories	176,930	149,386
Prepaid Expense	50,998	53,932

Total Current Assets	334,319	257,866

PROPERTY AND EQUIPMENT, NET	11,833	14,284

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$346,352	$272,350

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	March 31,	September 30,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$515,930	$480,483
Accrued expenses	64,755	41,185
Accrued interest payable	42,448	26,923
Line of Credit	73,681	74,807
Notes payable - related parties	289,602	262,102

Total Current Liabilities	986,416	885,500

Total Liabilities	986,416	885,500

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares
authorized, 9,536,294 and 6,799,494 shares issued and
outstanding, respectively	954	680
Additional paid-in capital	5,361,462	3,738,959
Accumulated (Deficit)	(6,002,480)	(4,352,789)

Total Stockholders' (Deficit)	(640,064)	(613,150)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$346,352	$272,350

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

REVENUES

Product sales, net	$35,637	$60,529	$80,269	$108,564
Radio Advertising	21,370	-	21,370	-

Total Revenues	57,007	60,529	101,639	108,564

COST OF SALES	29,886	42,617	63,360	76,124

GROSS PROFIT	27,121	17,912	38,279	32,440

OPERATING EXPENSES

Advertising Expense	75,802	109,939	177,758	194,979
Payroll and Compensation Expense	95,952	71,293	205,436	142,655
Selling Expense	39,340	77,511	79,892	107,893
General and Administrative	72,802	40,266	138,680	66,651
Legal and Accounting	42,996	20,713	109,900	74,245

Total Operating Expenses	326,892	319,722	711,666	586,423

LOSS FROM OPERATIONS	(299,771)	(301,810)	(673,387)	(553,983)

OTHER INCOME (EXPENSE)

Interest income	282	411	757	1,419
Interest expense	(10,703)	(14,563)	(22,224)	(28,870)
Valuation of Warrants granted for Financing Costs	(361,353)	-	(954,837)	-

Total Other Income (Expense)	(371,774)	(14,152)	(976,304)	(27,451)

NET LOSS BEFORE INCOME TAXES	(671,545)	(315,962)	(1,649,691)	(581,434)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(671,545)	$(315,962)	$(1,649,691)	$(581,434)

LOSS PER SHARE-
Basic and Diluted	$(0.08)	$(0.06)	$(0.20)	$(0.11)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
Basic and Diluted	8,598,056	5,471,066	8,111,642	5,429,592

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders' (Deficit)
For the period October 1, 2007 through March 31, 2009

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, October 1, 2007	5,388,569	$539	$1,898,410	$(2,104,520)	$(205,571)

Shares issued for cash at $.50/share	870,000	87	434,913	-	435,000

Shares issued for cash at $1.00/share	33,123	3	33,120		33,123

Shares issued for debt and payables at $1.00/share	139,562	14	139,548		139,562

Shares issued for conversion of debt at $.50/share	368,240	37	184,083		184,120

Debt Settlement Expense related to issuance of stock at a discount			685,420		685,420

Valuation of Warrants granted in settlement of debt			239,549		239,549

Valuation of Options Granted			123,916		123,916

Net loss for the year ended September 30, 2008				(2,248,268)	(2,248,268)
Balance, September 30, 2008	6,799,494	$680	$3,738,958	$(4,352,788)	$(613,150)

Shares issued for cash at $.25/share	1,440,000	144	359,856		360,000

Shares issued for cash at $.15/share	1,296,800	130	194,390		194,520

Valuation of Options and Warrants Granted	-	-	1,068,258		1,068,258

Net loss for the six months ended March 31, 2009 (unaudited)	-	-	-	(1,649,691)	(1,649,691)
Balance, March 31, 2009 (unaudited)	9,536,294	$954	$5,361,462	$(6,002,480)	$(640,064)

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,649,691)	$(581,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,451	1,903
Valuation of options and warrants granted	1,068,258	-
Change in operating assets and liabilities:
Accounts receivable-trade	15,461	16,105
Inventories	(27,544)	438
Prepaid Expense	2,933	(61,273)
Accounts payable	35,447	126,709
Accrued expenses	23,570	(2,744)
Accrued interest payable	15,525	26,457

Net Cash Used in Operating Activities	$(513,590)	$(473,839)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(4,202)

Net Cash Used in Investing Activities	$-	$(4,202)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	554,520	58,123
Proceeds from Line of Credit	9,727	68,500
Payments on Line of Credit	(10,853)	(921)
Proceeds from Bridge Loans	-	175,000
Proceeds from notes payable - related party	27,500	14,019

Net Cash Provided by Financing Activities	$580,894	$314,721

NET INCREASE (DECREASE) IN CASH	$67,304	$(163,320)

CASH, BEGINNING OF PERIOD	$27,838	$193,341

CASH, END OF PERIOD	$95,142	$30,021

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$5,616	$2,413

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Valuation of Options and Warrants Granted	$1,068,258	$-
Common Stock shares issued for the conversion of Notes Payable and Accrued Interest	$-	$72,562
Common Stock shares issued for the Accounts Payable and Accrued Interest	$-	$79,000

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2009 (Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB/A filing on January 20, 2009. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

Note 2 – Net Income/(Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 1,126,250 were considered but were not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 2,920,920 were considered, but not included in the computation of loss per share because their effect is anti-dilutive.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Basic and Diluted

Net Loss - Numerator	$(671,545)	$(315,962)	$(1,649,691)	$(581,434)

Weighted Average Shares - Denominator	8,598,056	5,471,066	8,111,642	5,429,592

Per Share Amount	$(0.08)	$(0.06)	$(0.20)	$(0.11)

Note 3 – Inventories

Inventories consisted of the following as of:

	March 31,	September 30,
	2009	2008
	(Unaudited)

Raw materials	$132,698	$105,107
Finished goods	44,232	44,279

Totals	$176,930	$149,386

At March 31, 2009 and September 30, 2008, no provision for obsolete inventory was recorded by the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2009 (Unaudited)

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

As of March 31, 2009, there were 1,126,250 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the Company’s outstanding common stock. The total amount of Option Expense recorded for the six months ended March 31, 2009 was $113,420, of which, $46,932 was recorded as Payroll and Compensation Expense and $66,488 was recorded as Legal and Accounting Expense. The amount of Option Expense to be charged over the remainder of the exercise period is $670,017.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model using the following assumptions: expected life of 10 years, a risk free interest rate of 3.71-3.88%, a dividend yield of 0% and volatility of 75% in 2009.

Outstanding common stock options as of March 31, 2009 are summarized below:

	Number of Shares	Weighted Average Exercise Price
Stock Options Outstanding, October 1, 2007	-	$-

Options Granted	1,126,250	$1.00
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	-	-
Options Exercised	-	-
Options Canceled	-	-

Stock Options Outstanding, March 31, 2009 (Unaudited)	1,126,250	$1.00

Stock Options Exercisable, March 31, 2009 (Unaudited)	294,610	$1.00

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2009 (Unaudited)

Note 4 – Stock Options (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Number	Average		Average
	Exercise	Shares	Contractual	Number	Exercise
Year	Price	Outstanding	Life (Years)	Exercisable	Price
Feb, 2008	$1.00	876,250	8.92	237,318	$1.00
May, 2008	$1.00	250,000	9.17	57,292	$1.00
		1,126,250		294,610

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2009 and 2008 totaled $-0- and $-0- and $-0- and $-0-, respectively. The weighted average grant date fair value of options granted during the periods ended March 31, 2009 and 2008 is $-0- and $.81, respectively. The fair value of options vested during the periods ended March 31, 2009 and 2008 totaled $49,273 and $-0-, respectively.

Note 5 – Common Stock Purchase Warrants

On May 30, 2008, the Company extended a Conversion offer to nine bridge loan note holders who had loaned the Company funds during the 3rd Quarter of 2007. In exchange for their notes, the note holders were offered two shares of stock for each dollar of debt and accrued interest they were owed through June 30, 2008. In addition, they were offered one common stock purchase warrant for each dollar of debt and accrued interest at an exercise price of $2.00 per share and a two year exercise period. The total number of warrants granted was 184,120 which vested entirely upon grant. Warrant expense in the amount of $239,548 was recognized in the statements of operations for the fiscal year ended September 30, 2008. The amount of warrant expense charged as financing costs for the six months ending March 31, 2008 was $954,837.

The Company has determined the estimated value of warrants granted during the six months ended March 31, 2009 using the Black-Scholes pricing model with the following assumptions:  expected life of 5 years; a risk free interest rate of 1.72%-2.71%; a dividend yield of 0% and volatility of 149.62%-172.61%.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2009 (Unaudited)

Note 5 – Common Stock Purchase Warrants (Continued)

A summary of outstanding common stock purchase warrants as of March 31, 2009 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants Outstanding, October 1, 2007		$-

Warrants Granted	184,120	$2.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2008	184,120	$2.00

Warrants Granted	2,736,800	$1.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, March 31, 2009 (Unaudited)	2,920,920	$1.06

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.

	Warrants Outstanding			Warrants Exercisable
			Weighted		Weighted
		Number	Average		Average
	Exercise	Shares	Contractual	Number	Exercise
Year	Price	Outstanding	Life (Years)	Exercisable	Price
2008	$2.00	184,120	1.25	184,120	$2.00
2009	$1.00	2,736,800	4.75	2,736,800	$1.00
		2,920,920		2,920,920

Note 6 – Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement (“LOC Agreement”) with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate (“WSJ Prime Rate”) less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at March 31, 2009 (unaudited) and September 30, 2008 was $73,681 and $74,807, respectively. Accrued Interest Payable at March 31, 2009 (unaudited) and September 30, 2008 was $345 and $512, respectively. The LOC Agreement is guaranteed by an officer of the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2009 (Unaudited)

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

On February 28, 2008, our Board of Directors approved the issuance of 139,562 shares at a price of $1.00 per share in settlement of Notes and Accounts Payable.

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

On October 3, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 1,440,000 Units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $360,000. The common stock purchase warrants are exercisable at $1.00 per share and carrying a five year exercise period. The offering was closed as of November 30, 2008. All 1,440,000 units were issued and $360,000 in cash was received.

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 Units, each consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed on March 31, 2009 at which time 1,296,800 unit shares were issued and $194,520 in cash was received.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2009 (Unaudited)

Note 8 – Notes Payable- Related Parties

Notes payable-related parties consisted of the following at:

	March 31,	September 30,
	2009	2008

Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,000 due monthly beginning April 1, 2007,
matures March 2010, unsecured.	$103,747	$76,247

Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,020 due monthly beginning April 15, 2008,
matures April, 2009, unsecured.	10,855	10,855

Note payable with a director of the Company,
interest at 12% per annum. No monthly payments
are required. All accrued interest and principal is
paid at maturity, December 1, 2008	175,000	175,000

Total Notes Payable - Related Parties	$289,602	$262,102
Less: Current Portion	(289,602)	(262,102)

Long-Term Notes Payable - Related Parties	$-	$-

Total accrued interest at March 31, 2009 and September 30, 2008 was $42,104 and $26,411.

Note 9 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring operating losses, negative cash flows from operations and recurring negative working capital for the past several years and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management's plan to continue to implement their strategy of acquiring new customers and accepting reorders from existing customers. As the Company's revenues become more established, management expects to report net income, possibly within the next year. With the expansion of sales, management believes that the Company will eventually, possibly within the next year, generate positive cash flow from operations. In the interim, management believes that shortfalls in cash flow will be satisfied with funds raised from bridge loans, convertible debt and additional private stock offerings that are in compliance with Securities and Exchange Commission rules and regulations governing the same.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

This Report also contains forward-looking statements that involve risks and uncertainties, which may include statements about our:

•	Business strategy

•	Expansion of our manufacturing capabilities

•	Plans for entering into collaborative agreements

•	Anticipated sources of funds to finance our operations following the date of this Report

•	Plans, objectives, expectations and intentions contained in this prospectus that are not historical fact

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

The Company searches out small companies that have excellent non-food organic and natural products, and through our own private label, bring them to market at the retail or wholesale or through the internet. Currently we private label products from Bayscience Formulators, Microbial Technologies and Nev’r-Dull.

The Company has a limited operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by an expanding company must be considered when evaluating the Company’s prospects. Management believes that existing funds, in conjunction with minimum funds sought to be raised during 2009and projected revenues from operations will be sufficient to reach self-sufficiency by the end of 2009. Expansion of the business into 2010 and beyond will likely require additional investment through private placement offers most likely in late 2009 or early 2010. There can be no guarantee, however, that the Company will be able to raise either the minimum capital it needs to sustain its 2009 operations or the larger amount of capital it will need to expand and grow the business into 2010 and beyond. Failure to do so would likely have an adverse effect on the Company’s ability to continue its operations.

In addition, estimates of costs to develop products, to market them and to seek strategic alliances with manufacturers and distributors might be low. Operating expenses cannot be predicted with any real degree of certainty. They will depend on several factors, including, but not limited to, marketing expenses, continued acceptance of the Company’s products, competition for such products and the current economic environment.

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

The Company currently has 100+ SKU’s in its product line offering and it continues to develop and introduce new and better non-food organic products as they present themselves. Its’ Dragonfly OrganixTM cleaner product line is  currently sold in Shaw’s, Stop & Shop, Tops, Giant, Roche Bros, Shop-Rite/Wakefern, Gristedes, Key Stores and many other smaller independent supermarkets.

The Company continues to maintain strong, strategic relationships with United Natural Foods (UNFI), a leading natural food distributor based in Chesterfield, NH servicing over 17,000 customers nationwide and Kehe Foods, another leading natural food distributor based in Romeoville, IL which services over 9,000 customers nationwide.

The Company launched its organic fertilizer products in the spring of 2008 under its Mother Natures CuisineTM with Shaw’s Supermarkets and many Agway Stores. Due to unanticipated production issues the rollout was delayed and sales were less than anticipated. The spring of 2009 is expected to be very strong. Purchase orders or commitments to carry our fertilizer products have been received from Shaw’s, Whole Foods, Benny’s Hardware, Rocky’s Ace Hardware, Aubuchon Hardware, Agway, Kehe Foods and many independent garden centers. In addition, our organically certified insecticide/fungicide product, Garden NEEM, which was first introduced in the spring of 2007, will be shipping many, if not all of the above named customers in conjunction with the fertilizer products. Sales of Garden Guys Garden NEEM in 2009 are on a course to more than triple 2008 sales.

While Kehe Distributors, Inc., has, to date, only sold our Dragonfly Organix line of cleaning products, it has just recently added the Company’s entire line of branded Mother Nature’s Cuisine line of products which includes, All-Purpose, Flower, and Veggie & Herb five pound bagged granular fertilizers, Oh No Deer repellant, Fish & Seaweed liquid concentrate fertilizer, four varieties of suet cakes, & Garden Guys Garden Neem. Kehe Foods has also elected to carry the Company’s newest line of Dragonfly Organix 2x scented and unscented Laundry Detergent; however the Company has yet to receive an initial order.

The Company structured deal between Northeast Garden Group, Agway, and Land O’Lakes/Purina Feeds is in motion for the current season.  The Company is acting as a representative for all sales of Agway’s newly launched All-Natural 4-Stage lawn fertilizer.  Sales have already eclipsed 350,000.00 and continue to climb.  This is the first time Agway has ever launched their own branded natural lawn fertilizer in a 4-Stage offering.  The Company also has a sales representative agreement with K&S Sales and Associates to concentrate on sales to other independent garden centers throughout the New England region.

The Company has started to generate initial sales of its Nev’r Dull commercial brand of cleaning products with more siginificant sales to follow in the boating, automotive and janitorial industries over the next three to six months.

The Company is in the early stages of negotiations with a biotech manufacturer specializing in micro-remediation and nanotechnology.  The Company has existing relationships where there is an increasing demand for consistent performance and safe environmental acceptability of eco-products, which is a driving force for innovation, in the fields of scientific and agricultural formulation technology. Together the Company believes that it could provide simple, safe solutions for the remediation of harmful chemicals increasingly being found in the various work places encountered daily by such entities as Fisher Scientific and others.

The Company continues to maintain an e-commerce internet presence hosting three different sites, www.garden-guys.com , www.mothernaturescuisine.com , and www.dragonflyorganix.com ..  The latter is also under the direction of Eye Level Solutions, a division of Kehe Distributors, Inc., which offers the Dragonfly Organix products for sale in over 12,000 e-commerce capable grocery stores nationwide.  Acting as distributor, Kehe will process and fulfill orders placed.  This enables the Company’s products to gain shelf presence within stores which otherwise may not currently stock these items.

The Company will continue its active participation in various related trade publications and trade shows. The Company completed a few shows recently; the NAEPD (National Association of Education Procurement Directors), WindPower 2009 Conference & Exhibition and UNFI (United Foods International) table top show.   Others on the schedule include the USDA BioPreferred meeting and trade show,  Kehe Food Distributor show, Agway retail buyers show, and the Natural Products Expo.  Each of these markets are either currently carrying the Company’s products or have expressed interest in them.

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

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food,and natural product offerings. Sam Jeffries, the Company’s President, hosts a live, weekly three hour Sunday morning garden talk radio show which is currently heard on five radio stations throughout the Northeast and also available on satellite via Westwood One  Using this network of five radio stations allows us to keep listeners informed about the importance of considering natural, organic, chemical-free alternatives, how they should use these products and where they can buy them. This also forges relationships with key people in various scopes of business, politics and the general public.  Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about organics and where they can purchase the products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show.  Essentially, the Company has created its own media network, The Garden Guys, within the New England region.  Owned by Greater Media, WTKK 96.9 FM is the base station, Based in Boston, MA it is part to one of the largest markets in the country.

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

The Company’s projected Plan of Operations for 2009 consist of the following: (000’s omitted)

CALENDAR
Year 2009
Revenues	$2,400
Margin	840
Selling, General and Administrative Expense	996
Net Profit/(Loss) from Operations	$ (156)

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

Our 2009 projections were conservatively made on an industry-by-industry basis with 70% of our projected revenues coming from a combination of Grocery, Convenience and College Book Stores; 25% from our exclusive National Laboratory Distributor, Fisher Scientific and the remaining 5 % from a combination of website, radio ads and funeral home industry sales. In preparing our projections we identified customers that we are currently shipping, those to whom we are about to start shipping and those who have indicated a desire to carry our products at some point during 2009. Based upon these assumptions, we estimate how much product would be sold each month and how much the projected dollar revenue would represent on a monthly, quarterly and annual basis.

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

The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key supermarkets  to sell its natural cleaning and gardening products,and continue to leverage its other business relationships. The Company continues to receive orders and re-orders from the various outlets in which it is positioned.  In addition, the recent H1N1 concern across the country has created additional sales opportunities for the Company’s products.

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

In addition to the minimum financing needed for 2009, the Company will need to continue to seek financing from outside sources to expand the business into 2010 and beyond  In order to provide this necessary additional financing, the Company intends to offer  private placement opportunities to investors in an as yet undetermined amount. We have no basis, however, for predicting the success of such other offering.

B.. MANAGEMENT’S DISCUSSION AND ANALYSIS OF ITS FINANCIAL
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

The Company has incurred costs associated with the establishment of its business and the development and launching of its products line. The Company has established brand names, consumer recognition and interest in organics through private labels, the internet, the radio show and an established regional distribution network. The Company’s products started generating revenues during the second half of calendar 2007.

Significant resources have been allocated to growing and expanding the Company from October 1, 2007 through March 31, 2009. These costs include, but not limited to $153,977 for Legal and Accounting Fees, $482,273 for Payroll, $200,239 for Advertising, $452,856 for brokered time purchased for our radio shows and $81,332 for Interest Expense.

To absorb these costs noted above, the Company has financed its operations primarily through convertible debentures of $369,800, convertible promissory notes of $869,540, common stock issued in lieu of debt and payables for $329,562 and private placement stock offerings totaling $1,836,216 prior to December 30, 2008.

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 Units, each consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed on March 31, 2009 at which time 1,296,800 unit shares were issued and $194,520 in cash was received.

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. An approximate total of 70% of the Company’s outstanding common shares were restricted as of March 31, 2009.

For a more complete list of sales of unregistered securities by the Company, please refer to Part 5 of Form 10KSB for the year ended September 30, 2008, which is incorporated by reference herein.

Selected Financial Data
Organic Sales and Marketing, Inc.
For the Three Months Ended March 31, 2009 and 2008

Statement of Operations

		Three Months Ended	Three Months Ended
		March 31, 2009	March 31, 2008
		(Unaudited)	(Unaudited)

Revenues		$57,007	60, 529
Margin		27,121	17,912
Selling, General and Administrative Expense	(Note 3)	326,892	319,722
Interest Income/(Expense)		(10,421)	(14,152)

Profit/(Loss) from Operations		$ (310,192)	$(315,962)

Other Income/(Expense)
Warrant Expense (Note 2)		(361,353)	—

Net Profit/(Loss)		$(671,545)	$(315,962)

Loss per share-Basic and Diluted		$ (0.08)	$(0.06)

Weighted Average Number of Shares		8,598,056	5,417,066

Balance Sheets

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Cash	$95,142	$30,021
Accounts Receivable	11,249	14,497
Inventories	176,930	110,865
Fixed Assets	11,833	15,049
Other Assets	200	200
Prepaid Expense	50,998	80,167

TOTAL ASSETS	$346,352	$250,799

LIABILITIES
Accounts Payable	$515,930	$337,519
Accrued Expenses	107,203	77,004
Line Of Credit	73,681	67,579
Notes Payable-Current	289,602	346,019
Note Payable-Long Term	-0-	-0-
TOTAL LIABILITIES	$986,416	$828,121

STOCKHOLDERS EQUITY/(DEFICIT)
Common Stock (Note 1)	$954	$563
Additional Paid in Capital	5,361,462	2,108,071
Accumulated (Deficit)	(6,002,480)	(2,685,956)
TOTAL STOCKHOLDERS EQUITY/(DEFICIT)	$(640,064)	$ (577,322)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)	$346,352	$250,799

Note 1:

Common Stock, $.0001 par value, 100,000,000 shares authorized; 9,536,294 and 6,799,494 shares issued and outstanding respectively.

Note 2:

The amount of Warrant Expense charged as financing costs for the three months ending March 31, 2009 was $361,353.

Warrant Expense is a non-cash accounting entry made for disclosure purposes only. The offset to this non-cash entry is an increase in the Equity section via Additional Paid-In Capital.

Note 3:

Selling, General and Administrative expense includes Stock Option Expense for the three months ending
March  31, 2009 of $56,710.

Stock Option Expense is a non-cash accounting entry made for disclosure purposes only. The offset to this non-cash entry is an increase in the Equity section via Additional Paid-In Capital.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of Accounts Receivable as of March 31, 2009 and September 30, 2008 are collectable and, therefore, no allowance has been taken.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company’s four hour weekly Garden Guys radio call in program with Entercom, Clear Channel and Citadel Communications, slotting fee expense, display case costs, samples and trade show participation. The total advertising expense for the radio show contracts was $62,401 and $69,410 for the three months ended March 31, 2009 and March 31, 2008, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications.

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

Stock Options

On February 28, 2008, our Board of Directors approved the 2008 Stock Option and Purchase Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price of $1.00 per share. Options are exercisable and vest over a four year period at a rate of 25% per year. As of March 31, 2009 there were 1,126,250 options outstanding under this plan at the exercise price of $1.00 per share.  Outstanding stock options have not been considered in the fully diluted loss per share calculations due to the anti-dilutive effect.

Stock Warrants

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

On October 3, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 1,440,000 Units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $360,000. The common stock purchase warrants are exercisable at $1.00 per share and carrying a five year exercise period. The offering was closed as of November 30, 2008. All 1,440,000 units were issued and $360,000 in cash was received.

Recently Issued Accounting Standards

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

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

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

PART II -– OTHER INFORMATION

Item 1A. Risk Factors.

.Risks Related To Our Business And Operations

•	Economic or industry-wide factors relevant to the Company:
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

•	Material opportunities, challenges:
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

•	Risks in short and long term and the actions we are taking to address them:
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

If Sam Jeffries were unable to host and produce the weekly talk show, this could have an adverse impact on the show’s educational and promotional programming, which is considered an essential part of our advertising and marketing plan.   The present co-hosts, Jim Zoppo and Layanee DeMerchant, could produce and conduct the show in Sam Jeffries absence.  In addition, Jim Zoppo, is a well respected, well known horticulturist and radio talk show host in his own right.

Although unlikely, interest in organics could diminish which would have an adverse effect on the popularity of the radio show. To mitigate this possibility, “home remedy”, “how to” and “natural and organic health-care alternative segments are being added to the show’s programming to expand listener interest and extend the seasonality of the show. The Company also has plans to ultimately reach a national audience by franchising the Garden Guys concept throughout the country by having local talk shows discuss organics and lawn and gardening techniques and problems indigenous to each of those regions.

•	Reliance on Investment Funds
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

•	Reliance on Management Team
As stated above, the Company relies heavily upon a small team of full-time officers and consultants. It has “key man” life insurance on the CEO, Samuel Jeffries, that would compensate us in the event of his demise. Sam Jeffries continued involvement is deemed especially critical to our marketing efforts. The loss of Sam Jeffries or one of several key officers or consultants could have an adverse impact on the Company’s chances for success. At present, “key man” insurance coverage is not being pursued on the other full-time officers due to cost.

Risks Related to Ownership of Our Stock

•	Trading Market
Our stock officially began trading on Monday, May 5, 2008 on the Over The Counter Electronic Bulletin Board under the trading symbol; OGSM. Even with our shares being traded publicly, there is a substantial “overhang” of outstanding shares that would be eligible for sale under Rule 144. Such sales, if they were to occur, could tend to suppress the market value of our shares for some time.

•	No Dividends in Foreseeable Future
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

•	Provisions of our Certificate of Incorporation, By-laws and Delaware Law
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

(Registrant)

May 14, 2009	/s/
Date	SAMUEL F.H. JEFFRIES, CEO AND CHAIRMAN
(Signature)

May 14, 2009	/s/
Date	MARK J. McEVOY, CHIEF FINANCIAL OFFICER
(Signature)