Form 10-Q
period 2009-06-30
Organic Sales & Marketing Inc
filed 2009-08-14
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
9,536,294  shares of common stock, par value $.0001, issued and outstanding as of July 25, 2009.

Organic Sales and Marketing, Inc.
Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the nine months ended June 30, 2009 and June 30, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2008 as contained in Registrant’s Form 10-KSB filing.

Organic Sales and Marketing, Inc.

Financial Statements for the Nine Months Ended
June 30, 2009 (Unaudited) and 2008

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	June 30,	September 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$22,947	$27,838
Accounts receivable, net	19,716	26,710
Inventories	138,732	149,386
Prepaid Expense	53,075	53,932

Total Current Assets	234,470	257,866

PROPERTY AND EQUIPMENT, NET	10,608	14,284

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$245,278	$272,350

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	June 30,	September 30,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$546,145	$480,483
Accrued expenses	47,932	41,185
Accrued interest payable	50,970	26,923
Line of Credit	73,282	74,807
Notes payable - related parties	364,236	262,102

Total Current Liabilities	1,082,565	885,500

Total Liabilities	1,082,565	885,500

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares authorized, 9,536,294 and 6,799,494 shares issued and outstanding, respectively	954	680
Additional paid-in capital	5,418,172	3,738,959
Accumulated (Deficit)	(6,256,413)	(4,352,789)

Total Stockholders' (Deficit)	(837,287)	(613,150)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$245,278	$272,350

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

REVENUES

Product sales, net	$70,893	$145,697	$151,162	$254,261
Radio Advertising	12,480	-	33,850	-

Total Revenues	83,373	145,697	185,012	254,261

COST OF SALES	63,663	100,766	127,023	176,890

GROSS PROFIT	19,710	44,931	57,989	77,371

OPERATING EXPENSES

Advertising Expense	33,833	138,888	211,591	333,867
Payroll and Compensation Expense	76,681	104,884	282,117	247,539
Selling Expense	39,595	39,712	119,487	147,605
General and Administrative	72,026	56,172	210,706	122,823
Legal and Accounting	39,610	6,473	149,510	80,718

Total Operating Expenses	261,745	346,129	973,411	932,552

LOSS FROM OPERATIONS	(242,035)	(301,198)	(915,422)	(855,181)

OTHER INCOME (EXPENSE)

Interest income	279	1,270	1,036	2,689
Interest expense	(12,177)	(19,269)	(34,401)	(48,139)
Debt Settlement Expense	-	(672,221)	-	(672,221)
Valuation of Warrants granted for Financing Costs	-	(235,224)	(954,837)	(235,224)

Total Other Income (Expense)	(11,898)	(925,444)	(988,202)	(952,895)

NET LOSS BEFORE INCOME TAXES	(253,933)	(1,226,642)	(1,903,624)	(1,808,076)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(253,933)	$(1,226,642)	$(1,903,624)	$(1,808,076)

LOSS PER SHARE-
Basic and Diluted	$(0.03)	$(0.19)	$(0.22)	$(0.31)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
Basic and Diluted	9,536,295	6,366,725	8,586,525	5,740,829

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders' (Deficit)
For the period October 1, 2007 through June 30, 2009

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, October 1, 2007	5,388,569	$539	$1,898,410	$(2,104,520)	$(205,571)

Shares issued for cash at $.50/share	870,000	87	434,913	-	435,000

Shares issued for cash at $1.00/share	33,123	3	33,120		33,123

Shares issued for debt and payables at $1.00/share	139,562	14	139,548		139,562

Shares issued for conversion of debt at $.50/share	368,240	37	184,083		184,120

Debt Settlement Expense related to issuance of stock at a discount			685,420		685,420

Valuation of Warrants granted in settlement of debt			239,549		239,549

Valuation of Options Granted			123,916		123,916

Net loss for the year ended September 30, 2008				(2,248,268)	(2,248,268)
Balance, September 30, 2008	6,799,494	$680	$3,738,958	$(4,352,788)	$(613,150)

Shares issued for cash at $.25/share	1,440,000	144	359,856		360,000

Shares issued for cash at $.15/share	1,296,800	130	194,390		194,520

Valuation of Options and Warrants Granted	-	-	1,124,968		1,124,968

Net loss for the nine months ended June 30, 2009 (unaudited)	-	-	-	(1,903,624)	(1,903,624)

Balance, June 30, 2009 (unaudited)	9,536,294	$954	$5,418,172	$(6,256,413)	$(837,287)

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,903,624)	$(1,808,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,677	3,010
Valuation of options and warrants granted	1,124,968	235,224
Debt Settlement Expense	-	672,221
Change in operating assets and liabilities:
Accounts receivable-trade	6,994	(1,116)
Inventories	10,654	(31,171)
Prepaid Expense	857	(56,044)
Accounts payable	65,662	107,703
Accrued expenses	6,747	(21,775)
Accrued interest payable	24,047	43,104
Net Cash Used in Operating Activities	$(660,018)	$(856,920)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(5,783)
Net Cash Used in Investing Activities	$-	$(5,783)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	554,519	468,123
Proceeds from Line of Credit	13,227	73,500
Payments on Line of Credit	(14,752)	(4,078)
Proceeds from Bridge Loans	-	175,000
Proceeds from notes payable - related party	102,134	17,102
Net Cash Provided by Financing Activities	$655,128	$729,647

NET INCREASE (DECREASE) IN CASH	$(4,891)	$(133,056)

CASH, BEGINNING OF PERIOD	$27,838	$193,341
CASH, END OF PERIOD	$22,947	$60,285

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$9,256	$5,201
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Valuation of Options and Warrants Granted	$1,124,968	$235,224
Common Stock shares issued for the conversion of Notes Payable and Accrued Interest	$-	$250,682
Common Stock shares issued for the Accounts Payable and Accrued Interest	$-	$79,000

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB/A filing on January 20, 2009. Operating results for the nine months ended      June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic and Diluted

Net Loss - Numerator	$(253,933)	$(1,226,642)	$(1,903,624)	$(1,808,076)

Weighted Average Shares - Denominator	9,536,295	6,366,725	8,586,525	5,740,829

Per Share Amount	$(0.03)	$(0.19)	$(0.22)	$(0.31)

Note 3 – Inventories

Inventories consisted of the following as of:

	June 30,	September 30,
	2009	2008
	(Unaudited)

Raw materials	$110,986	$105,107
Finished goods	27,746	44,279

Totals	$138,732	$149,386

At June 30, 2009 and September 30, 2008, no provision for obsolete inventory was recorded by the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited)

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

As of June 30, 2009, there were 1,126,250 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the Company’s outstanding common stock. The total amount of Option Expense recorded for the nine months ended June 30, 2009 was $170,130, of which, $46,932 was recorded as Payroll and Compensation Expense and $66,488 was recorded as Legal and Accounting Expense. The amount of Option Expense to be charged over the remainder of the exercise period is $613,307.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model using the following assumptions: expected life of 10 years, a risk free interest rate of 3.71-3.88%, a dividend yield of 0% and volatility of 75% in 2009.

Outstanding common stock options as of June 30, 2009 and September 30, 2008 are summarized below:

	Number of Shares	Weighted Average Exercise Price

Stock Options Outstanding, October 1, 2007	-	$-

Options Granted	1,126,250	$1.00
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	-	-
Options Exercised	-	-
Options Canceled	-	-

Stock Options Outstanding, June 30, 2009 (Unaudited)	1,126,250	$1.00

Stock Options Exercisable, June 30, 2009 (Unaudited)	365,019	$1.00

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited)

Note 4 – Stock Options (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable

			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
Feb, 2008	$1.00	876,250	8.67	292,102	$1.00
May, 2008	$1.00	250,000	8.92	72,917	$1.00
		1,126,250		365,019

The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2009 and 2008 totaled $-0- and $-0- and $675,750 and $56,312, respectively. The weighted average grant date fair value of options granted during the periods ended June 30, 2009 and 2008 is $-0- and $.81, respectively. The fair value of options vested during the periods ended June 30, 2009 and 2008 totaled $171,049 and $171,049, respectively.

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
The amount of warrant expense related to this offering for the nine months ending June 30, 2009 was $593,484.

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 Units, each consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed on March 31, 2009 at which time 1,296,800 unit shares were issued and $194,520 in cash was received. The amount of warrant expense related to this offering for the nine months ending June 30, 2009 was $361,353.

Total warrant expense charged as financing costs for the nine months ended June 30, 2009 was $954,837.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited)

Note 5 – Common Stock Purchase Warrants (Continued)

The Company has determined the estimated value of warrants granted during the nine months ended June 30, 2009 using the Black-Scholes pricing model with the following assumptions:  expected life of 5 years; a risk free interest rate of 1.72%-2.71%; a dividend yield of 0% and volatility of 149.62%-172.61%.

Outstanding common stock purchase warrants as of June 30, 2009 and September 30, 2008 are summarized below:

	Number of Warrants	Weighted Average Exercise Price

Warrants Outstanding, October 1, 2007		$-

Warrants Granted	184,120	$2.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2008	184,120	$2.00

Warrants Granted	2,736,800	$1.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, June 30, 2009 (Unaudited)	2,920,920	$1.06

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.

	Warrants Outstanding			Warrants Exercisable

			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
2008	$2.00	184,120	1.00	184,120	$2.00
2009	$1.00	2,736,800	4.67	2,736,800	$1.00
		2,920,920		2,920,920

The aggregate intrinsic value of stock warrants outstanding and exercisable at June 30, 2009 and 2008 totaled $-0- and $-0- and $-0- and $-0-, respectively. The weighted average grant date fair value of warrants granted during the periods ended June 30, 2009 and 2008 is $0.35 and $1.30, respectively. The fair value of options vested during the periods ended June 30, 2009 and 2008 totaled $954,837 and $239,548, respectively.

Note 6 – Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement (“LOC Agreement”) with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate (“WSJ Prime Rate”) less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at June 30, 2009 (unaudited) and September 30, 2008 was $73,282 and $74,807, respectively. Accrued Interest Payable at June 30, 2009 (unaudited) and September 30, 2008 was $331 and $512, respectively. The LOC Agreement is guaranteed by an officer of the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited)

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

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2009 (Unaudited)

Note 8 – Notes Payable- Related Parties

Notes payable-related parties consisted of the following at:

	June 30,	September 30,
	2009	2008

Note payable with a director of the Company, interest at 6% per annum, payments of $1,000 due monthly beginning April 1, 2007, matures March 2010, unsecured.	$103,747	$76,247

Note payable with a director of the Company, interest at 6% per annum, payments of $1,020 due monthly beginning April 15, 2008, matures April, 2009, unsecured.	10,855	10,855

Note payable with a director of the Company, interest at 12% per annum. No monthly payments are required. All accrued interest and principal is paid at maturity, December 1, 2009	175,000	175,000

Note payable with a director of the Company, interest at 6% per annum, No monthly payments are required. All accrued interest and principal is paid at maturity, January 30, 2010.	74,634	-

Total Notes Payable - Related Parties	$364,236	$262,102
Less: Current Portion	(364,236)	(262,102)

Long-Term Notes Payable - Related Parties	$-	$-

Total accrued interest at June 30, 2009 and September 30, 2008 was $50,640 and $26,411.

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

The Company has a licensing agreement with a British based company and has the rights to several proprietary formulas used in its extensive line of cleaning products. Through its own private label, these excellent non-food organic and/or natural products are then marketed at retail, wholesale or through the internet. Currently, the Company private labels products from Bayscience Formulators and Nev’r-Dull.

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

The Company currently has 100+ SKU’s in its product line offering and it continues to develop and introduce new and better non-food organic and/or natural products as they present themselves. Its’ Dragonfly OrganixTM cleaner product line is  currently sold in Shaw’s, Stop & Shop, Tops, Giant, Roche Bros, Shop-Rite/Wakefern, Gristedes, Key Stores and many other smaller independent supermarkets.

The Company continues to maintain strong, strategic relationships with United Natural Foods (UNFI), a leading natural food distributor based in Chesterfield, NH servicing over 17,000 customers nationwide and Kehe Foods, another leading natural food distributor based in Romeoville, IL which services over 9,000 customers nationwide.

The Company launched its organic fertilizer products in the spring of 2008 under its Mother Natures CuisineTM with Shaw’s Supermarkets and many Agway Stores. Due to unanticipated production issues the rollout was delayed and sales were less than anticipated. The spring of 2009 was stronger than the previous year however did not meet Company forecasts and expectations.  The current economic pressures in addition to an extremely wet and cool weather season in the northeast also had adverse effects on the overall sales.  Commitments to carry the fertilizer products still remain from Shaw’s, Whole Foods, Benny’s Hardware, Rocky’s Ace Hardware, Aubuchon Hardware, Agway, Kehe Foods and many independent garden centers. The Company’s organically certified insecticide/fungicide product, Garden Guys Garden NEEM, which was first introduced in the spring of 2007, is continually shipping to many of the above named customers in conjunction with the fertilizer products. Sales of Garden Guys Garden NEEM in 2009 are on a course to more than triple 2008 sales.

To date, Kehe Distributors, Inc., has only sold the Company’s Dragonfly Organix line of cleaning products, yet has added the Company’s entire line of branded Mother Nature’s Cuisine line of products which includes, All-Purpose, Flower, and Veggie & Herb five pound bagged granular fertilizers, Oh No Deer repellant, Fish & Seaweed liquid concentrate fertilizer, four varieties of suet cakes, & Garden Guys Garden Neem.

The Company structured deal between Northeast Garden Group, Agway, and Land O’Lakes/Purina Feeds remains in motion for the current season.  The Company is acting as a representative for all sales of Agway’s newly launched All-Natural 4-Stage lawn fertilizer.  Sales have already eclipsed 450,000.00 and continue to climb.  This is the first time Agway has ever launched their own branded natural lawn fertilizer in a 4-Stage offering.  The Company is also in negotiations with a major national lawn & garden distributor to warehouse and sell its garden and retail cleaning related products.  This could also have long term positive implications given that the distributor is willing to participate in the Company’s media component, the Garden Guys radio show.

The Company has started to generate initial sales of its Nev’r Dull commercial brand of cleaning products with more significant sales to follow in the boating, automotive and janitorial industries over the next three to six months. In addition, the Company has received orders from J. Racenstein Company, a well known national distributor of window cleaning supplies.

The Company is still negotiating with a biotech manufacturer specializing in micro-remediation and nanotechnology.  The Company has existing relationships where there is an increasing demand for consistent performance and safe environmental acceptability of eco-products, which is a driving force for innovation, in the fields of scientific and agricultural formulation technology. Together the Company believes that it could provide simple, safe solutions for the remediation of harmful chemicals increasingly being found in the various work places encountered daily by such entities as Fisher Scientific and others.

The Company continues to maintain an e-commerce internet presence hosting five different sites, www.garden-guys.com , www.mothernaturescuisine.com , www.osm-inc.com , www.naturalnevrdull.com , and www.dragonflyorganix.com ..  The latter is also under the direction of Eye Level Solutions, a division of Kehe Distributors, Inc., which offers the Dragonfly Organix products for sale in over 12,000 e-commerce capable grocery stores nationwide.  Acting as distributor, Kehe will process and fulfill orders placed.  This enables the Company’s products to gain shelf presence within stores which otherwise may not currently stock these items.

The Company will continue its active participation in various related trade publications and trade shows. Most recent completed shows were; the USDA BioPreferred meeting and trade show, GSA show, Kehe Food Distributor show, UNFI Distributor show, Agway retail buyers show, Fisher Scientific National Science show, Wind Energy Expo and GovEnergy.  Other shows include the Natural Products Expo, National Funeral Directors, Associated Buyers, New Hampshire Hospitality show and National Association of Education Procurement Buyers.  Each of these markets are either currently carrying the Company’s products or have expressed interest in them.

Since its participation in the USDA BioPreferred show in June of this year, the Company has attained USDA BioPreferred status for many of its commercial cleaning and hand sanitizer products.  This distinction continues to open doors for those distributors who sell the government through GSA and other related contracts.  The Company has shipped orders to the CDC (Center for Disease Control) and Homeland Security.  The Company anticipates additional interest within various government sectors in the near future.  Furthermore, the Company is in discussions with two other major national and international distributors who sell to the government.

The Company continues to receive orders from Fisher Scientific, its National Laboratory Distributor that sells into the colleges and universities, Hospital and Healthcare Laboratory industries, Educational K-12 and Government services, the Company’s OSM branded line of all natural products to their customer base.  The Company is now working with Fisher Scientific to add its products to the Fisher Scientific Safety division, which focuses heavily on municipal and government sales.  The Company and Fisher are also finalizing the additions of its fertilizer and other garden related items.  While this is a new category for Fisher Scientific, both companies see tremendous opportunities for both the school campuses and wine industry.

The Company’s average monthly sales for the third quarter increased by 64% over the average monthly sales for the first two quarters of the fiscal year and profit margins for the current fiscal year are up by 1% vs. the prior fiscal year. This is due in part to driving down such costs as slotting fees, radio expenditures, and salary cutbacks. The Company continually looks for opportunities to cut costs that don’t impact customer service or product quality.

 In 2009, the Company projects a loss, however, if sales come in stronger than anticipated, a small profit and positive cash flow from operations are a distinct possibility.  If, however, the Company is unsuccessful in raising additional capital by the late fall of 2009, the probability of hitting its short term financial goals will be seriously impacted.

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, and natural product offerings. Sam Jeffries, the Company’s President, hosts a live, weekly three hour Sunday morning garden talk radio show which is currently heard on five radio stations throughout the Northeast and also available on satellite via Westwood One.  Using this network of five radio stations allows us to keep listeners informed about the importance of considering natural, organic, chemical-free alternatives, how they should use these products and where they can buy them. This also forges relationships with key people in various scopes of business, politics and the general public.  Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about organics and where they can purchase the products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show.  Essentially, the Company has created its own media network, The Garden Guys, within the New England region.  Owned by Greater Media, WTKK 96.9 FM is the base station.  Based in Boston, MA, it is part to one of the largest markets in the country.

As previously noted, the Company has strategic relationships established with key sales representative and distributor organizations in the markets that it services and has developed very strong relationships with several vendors for the fulfillment of its organic liquid and fertilizer product lines. The Company plans to vigorously pursue all strategic relationships that enhance its ability to deliver quality non-food, all natural products at reasonable prices.

The Company’s projected Plan of Operations for 2009 consist of the following: (000’s omitted)

CALENDAR
Year 2009

Revenues	$1,500
Margin	450
Selling, General and Administrative Expense	780
Net Profit/ (Loss) from Operations	$ (330)

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

Grocery store slotting fees have been previously paid which guarantees space on the shelves for a period. Despite its heavy financial commitment to heavily advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that the products will sell as the Company believes they will, or that the consumer will reorder the products once they have used them.

The 2009 projections were conservatively made on an industry-by-industry basis with 60% of projected revenues coming from a combination of Grocery, Convenience and College Book Stores; 35% from exclusive National Laboratory Distributor, Fisher Scientific and the remaining 5 % from a combination of website, radio ads and funeral home industry sales. In preparing these projections customers were identified as those currently being shipped, those to whom are about to start shipping and those who have indicated a desire to carry the products at some point during 2009.  Based upon these assumptions, estimates of how much product would be sold each month and how much the projected dollar revenue would represent on a monthly, quarterly and annual basis.

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

Selling expenses were projected at 29% of revenues. If revenues are higher than projected, more of the additional revenues will be reinvested in further marketing and selling activities. If revenues come in lower than projected, analysis will be done to determine why and, if appropriate, marketing and selling expenses will be reduced or redirected. These expenses include, but are not limited to, radio show costs, display cases, trade shows, commissions, samples, payroll and print media advertising.

The Company believes that it has developed a careful, well-thought out business plan based upon educated assumptions using the most current data available. There is, of course, no guarantee as to how much or how often existing or new customers will buy   The Company also believes that its business plan contains enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required, assuming minimum financing is obtained by late 2009.

There can be no assurance that the Company’s actual operations will reflect the above projections. Market conditions, competition, supplier delays, the ability to raise capital and all other risks associated with the operation of a business could adversely impact the Company’s ability to reach the above projections.

The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key markets to sell its natural cleaning and gardening products, and continue to leverage its other business relationships. The Company continues to receive orders and re-orders from the various outlets in which it is positioned.  In addition, the recent H1N1 concern across the country has created additional sales opportunities for the Company’s products.

To fulfill orders in a timely fashion, the Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and quantity to achieve its projections.  To satisfy this requirement, for the past two years the Company has outsourced its fulfillment operation to Webco Chemical Co., located in Dudley, Massachusetts. It believes that Webco has the capacity and ability to handle any and all requirements that the Company may have and more, over the next five years.  As a backup, the Company also has made arrangements with JNJ Industries, located in Franklin, MA.

In addition to the minimum financing needed for 2009, the Company will need to continue to seek financing from outside sources to expand the business into 2010 and beyond.  In order to provide this necessary additional financing, the Company intends to offer private placement opportunities to investors in an as yet undetermined amount.  The Company has no basis, however, for predicting the success of such other offerings.

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

Significant resources have been allocated to growing and expanding the Company from October 1, 2007 through June 30, 2009. These costs include, but are not limited to $160,332 for Legal and Accounting Fees, $535,488 for Payroll and payroll taxes, $203,622 for Advertising, $465,057 for brokered time purchased for our radio shows and $93,510 for Interest Expense. To help absorb these costs, the Company financed its operations during this period primarily through convertible promissory notes of $184,120, common stock issued in lieu of debt and payables for $139,562 and private placement stock offerings totaling $1,022,643.

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. An approximate total of 70% of the Company’s outstanding common shares were restricted as of June 30, 2009.

For a more complete list of sales of unregistered securities by the Company, please refer to Part 5 of Form 10KSB for the year ended September 30, 2008, which is incorporated by reference herein.

Selected Financial Data
Organic Sales and Marketing, Inc.
For the Three Months Ended June 30, 2009 and 2008

Statement of Operations

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	(Unaudited)		(Unaudited)

Revenues		$83,373	145,697
Margin		19,710	44,931
Selling, General and Administrative Expense (Note 3)		261,745	346,129
Interest Income /(Expense)		(11,898)	(17,999)

Profit/(Loss) from Operations	$	(253,933)	$ (319,197)

Other Income/(Expense):
Warrant Expense (Note 2)		-	(235,224)
Debt Settlement Expense (Note 2)		-	(672,221)

Net Profit/(Loss)	$	(253,933)	$(1,226,642)

Loss per share-Basic and Diluted	$	(0.03)	$ (0.19)

Weighted Average Number of Shares		9,536,295	6,366,725

Balance Sheets
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Cash	$22,947	$60,285
Accounts Receivable	19,716	31,718
Inventories	138,732	142,475
Fixed Assets	10,608	15,523
Other Assets	200	200
Prepaid Expense	53,075	74,937

TOTAL ASSETS	$245,278	$325,138

LIABILITIES
Accounts Payable	$546,145	$318,514
Accrued Expenses	98,902	48,500
Line Of Credit	73,282	69,422
Notes Payable-Current	364,236	197,102
Note Payable-Long Term	-0-	-0-
TOTAL LIABILITIES	$1,082,565	$633,538

STOCKHOLDERS EQUITY/(DEFICIT)
Common Stock (Note 1)	$954	$680
Additional Paid in Capital	5,418,172	3,603,519
Prepaid Expenses	-0-	-0-
Accumulated (Deficit)	(6,256,413)	(3,912,599)
TOTAL STOCKHOLDERS EQUITY/(DEFICIT)	$ (837,287)	$ (308,400)

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY/(DEFICIT)	$245,278	$325,138

Note 1:
Common Stock, $.0001 par value, 100,000,000 shares authorized; 9,536,294 and 6,737,864 shares issued and outstanding respectively.

Note 2:
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

Note 3:
Selling, General and Administrative expense includes $56,710 of Stock Option Expense for the three months ending
June 30, 2009.  Stock Option Expense for the three months ending June 30, 2008 was $-0-.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of Accounts Receivable as of June 30, 2009 and September 30, 2008 are collectable and, therefore, no allowance has been taken.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company’s three hour weekly Garden Guys radio call in program with Greater Media, Portland Radio Group and Citadel Communications, slotting fee expense, display case costs, samples and trade show participation. The total advertising expense for the radio show contracts was $30,451 and $88,183 for the three months ended June 30, 2009 and June 30, 2008, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications.

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

Recently Issued Accounting Standards

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" which interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In April, 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. SFAS 164 is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after Dec. 15, 2009. SFAS 164 is not currently applicable to the Company since the Company is considered a for-profit entity

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards for accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The Company has evaluated subsequent events through the filing date of the June 30, 2009 10-Q the adoption of SFAS 165 did not have a material impact on the Company’s financial position or liquidity.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”, which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of SFAS 166 on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which amends the consolidation guidance applicable to a variable interest entity (“VIE”). FAS 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS 167 on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” which establishes the Accounting Standards Codification (the “Codification”) and Securities Exchange Commission (“SEC”) interpretive releases as the sources for authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP effective July 1, 2009. The Codification is not intended to change existing GAAP. The Company does not anticipate that the adoption of FAS 168 will have a material impact on its financial condition and results of operations.

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

Subsequent Events

The Company has evaluated events that have occurred from the Balance Sheet date through the filing date of this 10-Q as required by SFAS 165 and has determined that there are no subsequent events to report.

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

If Sam Jeffries were unable to host and produce the weekly talk show, this could have an adverse impact on the show’s educational and promotional programming, which is considered an essential part of our advertising and marketing plan.   The present co-hosts, Jim Zoppo and Layanee DeMerchant, could produce and conduct the show in Sam Jeffries absence.  In addition, Jim Zoppo , is a well respected, well known horticulturist and radio talk show host in his own right.

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

(Registrant)

August 14, 2009	/s/
Date	SAMUEL F.H. JEFFRIES, CEO AND CHAIRMAN
(Signature)

August 14, 2009	/s/
Date	MARK J. McEVOY, CHIEF FINANCIAL OFFICER
(Signature)