Form 10-K
period 2009-09-30
Organic Sales & Marketing Inc
filed 2010-01-14
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _
Commission file number 0-3338

ORGANIC SALES AND MARKETING, INC.
(Name of small business issuer in its charter)

Delaware	33-1069593
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

114 Broadway Raynham, MA	02767
(Address of Principal executive offices)	(Zip Code)

Issuer's telephone number {508) 823-1117

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which to be registered
Common Stock	Over the Counter
$.0001 par value	Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's gross revenues for its most recent fiscal year. $224,999

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60. (See definition of affiliate in Rule 12b02 of the Exchange Act.) $1,231,214 as of December 15, 2009.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

10,190,072 shares of common stock as of January 13, 2010

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ORGANIC SALES AND MARKETING, INC. FORM 10-K
September 30, 2009

Table of Contents		Page
Part I

Item 1.	Description of Business	3

Item 2.	Description of Property	15

Item 3.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities	16

Item 6.	Selected Financial Data	18

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operations	23

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 8.	Financial Statements and Supplementary Data	31

Item 9.	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure	31

Item 9A	Controls and Procedures	32

Item 9B	Other Information	32

Part III

Item 10	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	32

Item 11	Executive Compensation	36

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37

Item 13	Certain Relationships and Related Transactions	38

Item 14	Principal Accounting Fees and Services	39

Part IV
		40
Item 15	Exhibits, Financial Statement Schedules

	Signatures

	Supplemental Information

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)	Business Development

1.	Form and Year of Organization.

Organic Sales and Marketing, Inc. (the "Company" or the "Registrant" or the "Issuer") was incorporated in the State of Delaware as Garden Connections, Inc. on August 23, 2003. On April 20, 2005, Garden Connections, Inc. changed its’ name to Organic Sales and Marketing, Inc. The Company purchased the assets of Garden Connections LLC, a Massachusetts limited liability company in September 2003. The acquisition of the assets of Garden Connections LLC took the form of an exchange agreement whereby all of the outstanding common stock of the Company was exchanged for all of the interests of the respective partners of Garden Connections, LLC. The major reasons for the exchange were that the management of Garden Connections, LLC was desirous of adopting a name that would better describe the mission statement and that the Company could not function as an LLC if its securities were to be publicly held. The exchange rate whereby the partners of the LLC received shares of the Company's common stock was arbitrary and not at arms length. It should be noted that the officers and directors of the Company as a group beneficially own 41.3% of the Company's outstanding common stock and as a result, control the operations of the Company.

2.	Any bankruptcy, Receivership or Similar Proceeding. Not Applicable

3.	Any Material Reclassification, Merger, Consolidation, or Purchase/Sale of a Significant Amount of Assets not in the Ordinary Course of Business. Not Applicable

(b)	Business of Issuer

The Company is a sales and marketing company that specializes in private labeling of all natural and organic non-food products developed and manufactured by other companies who do not have the marketing skills or means to market and sell their products. We believe that we are able to bring their products to multiple markets through the Internet, our radio show and our established distribution network consisting of independent representatives and distributors. Through our live, three hour weekly radio garden talk show, which is currently heard on two radio stations throughout the Northeast, we believe that we can generate market interest and sales in organic and all natural product alternatives, interest in and knowledge of the importance of organics, and information regarding where to purchase these related products.

The Company uses the services of well established and experienced sales organizations and distributors to introduce, promote, and sell its line of cleaning and gardening products on a commission basis. The Company has begun to advertise, promote and sell its Nevr-Dull brand of all natural cleaners to Nevr-Dull's worldwide clientele pursuant to a royalty agreement.

The Company is a franchised vendor with Fisher Scientific Company LLC ("Fisher") for sales of our industrial, all natural cleaners through Fisher's website and their well respected national sales organization. Fisher is a major international medical instrument distributor. On October 31, 2007 the Company and Fisher signed an agreement that designates Fisher as our sole United States "National Laboratory Distributor" for our commercially branded product line through December 31, 2008. This exclusivity will be reviewed annually and awarded based on meeting mutually agreed upon non-binding targets. Fisher orders products by placing purchase orders, and the Company fills these orders as set forth in the agreement. In ordering the products, Fisher has no minimum order requirement; nor does it make any annual minimum purchasing commitment. Following the initial term, the agreement has been automatically renewed for successive twelve month periods. Fisher Scientific carries nine of the Company's industrial cleaners in three different sizes; fertilizers and hand sanitizers in their international catalog and now actively sells them through their national sales organization.

The Company is currently selling its all natural cleaning and gardening products through Kehe Foods, a major organic food distributor based in Romeoville, IL and UNFI (United Natural Foods Inc), the leading organic products distributor in the country, based in Dayville, CT. Some of the major retail outlets that we sell to via these distributors or direct are Shaw's, Stop & Shop, Whole Foods, Tops, Giant, and Key Stores. In addition, we also sell to Bozzuto Bros Distributors in Cheshire, Connecticut, which sells to many of the smaller, independent grocery store chains throughout the Northeast. There, of course, can be no absolute assurance that meaningful orders from any of these outlets will continue or increase.

The Company launched its line of organic fertilizers in the spring of 2008 through retail outlets such as Shaw's, Agway and many smaller independent garden centers. In the spring of 2009, Whole Foods, Benny’s Hardware, Rocky’s Ace Hardware, Aubuchon Hardware and Kehe Foods also carried the organic fertilizer products. We purchase our proprietary organic fertilizer products from Land O'Lakes Purina Feed Organization ("LOL"), a division of Land O'Lakes, Inc. and private label them under the brand name, Mother Natures Cuisine™. The packaging contains bilingual instructions. Organic fertilizer sales for the spring 2009 were stronger than the previous year but lower than anticipated due to economic pressures and the extremely wet and cool season in the Northeast. The intrigue and attraction of these items is that they are plant based fertilizers, rather than animal waste.

The Company's organically certified insecticide/fungicide product, Garden Guys Garden NEEM, which was first introduced in the spring of 2007, is continually shipping to many of the above named customers in conjunction with the fertilizer products.

The Company's structured deal between Northeast Garden Group, Agway, and Land O'Lakes/ Purina Feeds remains in motion for the 2010 growing season. The Company is acting as a representative for all sales of Agway's newly launched All-Natural 4-Stage lawn fertilizer. Sales have already eclipsed $450,000.00 and continue to climb. This is the first time Agway has ever launched their own branded natural lawn fertilizer in a 4-Stage offering. The Company is also in negotiations with a major national lawn & garden distributor to warehouse and sell its garden and retail cleaning related products. This could have long term positive implications, as well, given that the distributor is willing to participate in the Company's media component, the Garden Guys radio show.

The Company continues to maintain an e-commerce interest presence hosting five different Websites; www.garden-guys.com; www.mothernaturescuisine.com; www.naturalnevrdull.com; www.osm-inc.com and www.dragonflyorganix.com. The latter is also under the direction of Eye Level Solutions, a division of Kehe Distributors, Inc., which offers the Dragonfly Organix products for sale in over 12,000 e-commerce capable grocery stores nationwide. Acting as distributor, Kehe will process and fulfill orders placed. This enables the Company's products to gain shelf presence in stores that otherwise may not currently stock these items.

The Company continues its active participation in various related trade publications and trade shows. Most recent completed shows were; the USDA BioPreferred meeting and trade show, GSA show, Kehe Food Distributor show, UNFI Distributor show, Agway retail buyers show, Fisher Scientific National Science show, Wind Energy Expo and GovEnergy. Other shows include the Natural Products Expo, Associated Buyers, the New Hampshire Hospitality show and the National Association of Education Procurement Buyers. Each of these markets are currently carrying the Company's products or have expressed interest in carrying them.

Since its participation in the USDA BioPreferred show in June of this year, the Company has attained USDA BioPreferred status for many of its commercial cleaning and hand sanitizer products. This distinction continues to open doors for those distributors who sell the government through GSA and other related contracts. The Company has shipped orders to the CDC (Center for Disease Control) and to Homeland Security. The Company anticipates additional interest within various government sectors in the near future. Furthermore, the Company is in discussions with two other major national and international distributors who sell to the government.

The Company plans to concentrate its marketing efforts solely in the rapidly growing all natural non-food organic arena. The Company believes that consumers are being drawn to organic products by a growing desire for fewer chemicals and additives in their everyday lives. However, there can be no assurance that this trend will translate into sales and profits for the Company.

The Company believes that the organic industry, consisting of food and non-food products continues to be one of the fastest growing segments of our economy and that recent decisions by major corporations to make "going green" part of their mission statements could accelerate that growth.

A 2009 Organic Industry Survey prepared by the Lieberman Research Group on behalf of the Organic Trade Association showed that in 2008 $24.6 billion was spent on organic food and non-food products, an increase of 17.1% over 2007. The organic non-food segment of the survey showed sales of $1.6 billion or an increase of 39.4% over 2008. The survey projects that spending on organic food products could increase from $22.9 billion in 2008 to $27.7 billion in 2010, a projected two year increase of 20.9%.

The 2007 Organic Trade Association survey projected that organic non-food products could grow anywhere from 16% - 40% each year through 2010 and that trend seems to be holding, given growth rates of 26% in 2006 and 2007 and 39.4% in 2008. The Company believes that these explosive growth rates of non-food organic products will continue well into the next decade.

The Company specializes in the more rapidly growing non-food organic areas, such as private label premium fertilizers, insecticides and consumer and industrial cleaners, where profit margins can be substantially greater.

We understand, however, that external factors such as economic conditions and climatic issues can impact these trends in an unfavorable way and that there can be no assurance that our products will follow the same overall upward trend currently underway in the organic industry.

The Company has established important marketing relationships with Land O'Lakes; CA Fortune Co, a major mid-western food broker based in Bloomingdale, IL; North Eastern Sales Solutions, a major independent grocery store sales representative organization in the New England area; EC Desmond Sales and Marketing, Inc. a major grocery store sales representative organization covering the NY, NJ and Pennsylvania areas and Northeast Garden Group, an independent garden center sales representative based in Connecticut. The Company also currently has a verbal working agreement with Land O'Lakes Purina Feed Organization.

The Company has also established important manufacturing relationships with Land O'Lakes for its fertilizer products, secured a licensing agreement with a British based company and has the rights to several proprietary formulas used in its extensive line of cleaning products, outsourced its fulfillment operation to Webco Chemical Co., located in Dudley, Massachusetts, which has the capacity to handle any and all requirements that the Company may have and, as a backup to Webco, the Company also has made arrangements with JNJ Industries, located in Franklin, Massachusetts.

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, and natural product offerings. Sam Jeffries, the Company's President, hosts a live, weekly three hour Sunday morning garden talk radio show on Greater Media owned WTKK, 96.9FM in Boston, MA, as well as, four other stations heard throughout the Northeast. This also creates a medium for the Company to offset some of its radio related expenses by selling air time to potential sponsors and/or advertisers of the radio show.

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

It must be emphasized that although the Company continues to be very excited about its product lines and its prospects in a rapidly growing and explosive industry, the purchase of the Company's securities carries a significant risk. The Company has not had substantial revenues from operations and has not yet been profitable. While it has built important, strategic relationships with customers and vendors, the outlook remains uncertain in the absence of the receipt of substantial orders or substantial funding. Although the Company believes its overhead to be low, there can be no assurance that it will continue to find sources of working capital to keep operations funded until and even after break even volumes are achieved. It should also be noted that the Company's auditors have included a "going concern" qualification in their opinion (see "Financial Statements").

1.	Principal Products and Services and Their Markets

Currently the major all natural products that the Company is selling are all natural cleaners, which include stain remover, odor control, glass cleaner, floor cleaner, degreaser, concrete cleaner, eyeglass cleaner, jewelry cleaner, surface prep and glue cleaner, solely utilizing outside independent sales professionals, as well as an all natural insecticide-fungicide, organic soy candles and organic fertilizers. Since the Company sells non-food, all natural products, the shelf-life of its products can be in excess of one year or more, depending upon storage and climatic conditions. The Company uses a proprietary blend of organic compounds in its all natural products which are non-toxic, biodegradable and safe for use around children and pets.

The Company receives revenues from sales of product on our various websites; products sold directly by us or by our independent reps to distributors who then re-sell to retail stores; products sold to retail stores directly by us or our independent reps, re-selling our organic products to other companies who wish to private label or license our products and the sale of advertising inventory (commercial spots) available to the Company through the various radio stations that carry the Garden Guys radio talk show.

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

By letter dated November 14, 2006 we were notified that we have been selected by Land O'Lakes Purina Feed Organization to act as their private label fertilizer marketer, starting in the spring of 2008. A strong marketing focus will be on the major home and garden retail chains such as Home Depot, Lowe's and Agway, which Land O'Lakes Purina Feed Organization does not presently supply internally. The Company will be receiving from Land O'Lakes Purina Feed Organization a complete line of fertilizers, as jointly formulated, designed and marketed by us under our Mother Natures Cuisine™ and Garden Guys™ brands. Under the arrangement, Land O'Lakes Purina Feed Organization will also assist in product registration for each state, manufacturing, logistics, and distribution. They will also provide sales and marketing expertise for the Company, when needed. The Company believes this will ultimately lead to major sales, as it continues to be introduced into the 35 billion dollar lawn and garden market as reported by the National Gardening Association in its Garden Market Research newsletter. Ultimate product line acceptability will depend on customer demand, so true assurances cannot be made as to the viability of this product line at this point in time.

Land O'Lakes Purina Feed Organization is also a prime advertiser on our weekly radio show. In addition to our Dragonfly Organix brand, Land O'Lakes Purina Feed Organization will also advertise their own brand of Bradfield Organics fertilizers, whose market is strictly geared to their existing independent channel and does not compete in the markets that we are pursuing.

Organic Based Household Cleaner Market:

Other areas which the Company believes hold considerable promise are the residential and commercial cleaner markets. We believe that the momentum in the rise in organic food sales, due primarily to the growing education of how toxic chemicals can have a direct or indirect impact on human health, is carrying over to that of non-food organic products, which may pose similar health hazards and risks. Our weekly radio show allows us to, 1)educate consumers about the potential hidden risks of chemical based products, 2)inform listeners about products that offer healthy alternatives to chemical cleaners, including our own and 3)let folks know where our products can be purchased.

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

Funeral Industry & Medical Examiners Market:

The Company is currently supplying its Funeral Organix product line to Funeral Homes across the country. The Company still expects that this class of trade has strong upside potential because there is a great need for cleaners and deodorizers in this industry due to the large amounts of chemicals currently used by this profession on a daily basis. Preliminary data indicates a strong willingness by the industry to replace chemical products with those that are all natural, chemical-free and environmentally friendly. Marketing plans include advertising in industry related magazines and post card mailers and the establishment of a network of independent sales representatives and distributors. There is no assurance that these markets will develop significantly for our products. This depends entirely upon product quality, the ability to reach the target market and consumer acceptance.

According to Funeral Directors Association (FDA) statistics, there are 21,528 funeral homes nationwide, and 51% of new funeral directors entering the profession today are women. An adjunct industry to this one would be the ambulance industry, which has similar issues and problems with the use of chemicals.

Municipalities and Waste Disposal Markets:

Due to the various odor problems that these markets encounter on a daily basis, the Company's Odor Eliminator product has been independently tested by customers and the results have been excellent. Previously, the Massachusetts Bay Transit Authority ("MBTA") has made small purchases of our product and has had success in treating the urine odor problem in the transit system. We see our growing portfolio of all natural products and other related products as having numerous applications in multiple industries such as nursing homes, industrial kitchens, waste management, fishing industry, daycare centers, Montessori schools, kennels, hospice-home care, pet shops, and veterinarian locations. There is no assurance that these markets will develop for our products. This will depend upon product quality, the ability to reach the target market and consumer acceptance.

The Company has attained USDA BioPreferred status for many of its commercial cleaning and hand sanitizer products. This distinction continues to open doors for those distributors who sell the government through GSA and other related contracts. The Company has shipped orders to Homeland Security and to the CDC (Center for Disease Control). The Company anticipates additional interest from other government sectors in the near future. Furthermore, the Company is having discussions with two other major national and international distributors who sell to the government.

The Company is capitalizing on the growing interest and desire among consumers for safe, environment-friendly products. To do this, we have developed strategic marketing relationships with manufacturers that offer "green" alternatives to some of the traditional, chemical-based products that are currently being used in various industries. The Company hopes to be the dominant leader in the all natural, non-food organic industry so we are aggressively working with several manufacturing companies to further develop and perfect our growing line of all natural, non-food product offerings. In conjunction with a strategic partner, we have also developed a rubber tire mulch product that can be used in playgrounds, flower beds and gardens and has a definite ecological benefit by keeping old, used tires out of landfills.

The last five plus years have been spent establishing what the Company believes to be a strong, solid foundation needed to support the next phase in our business plan. All natural, non-food organic products are growing in demand. The Company's products are targeted to sophisticated, environmentally aware companies and consumers in various markets. The Company believes that strategic affiliations which have been developed with well-established manufacturers and sales and marketing companies, including the marketing expertise and reach of Land O'Lakes Purina Feed Organization; could eventually pave the way for our all natural, non-food organic products to become available in many retail outlets throughout the country.

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

We are now able to bring our products from manufacturer to consumer with limited  financial exposure. We have the added advantage of being able to market our  products not only through our independent marketing associates, but through our own radio programs, with a recognized growing interest in organics. The Garden Guys ®  ensure that brand awareness reaches the consumer through the radio. This creates a  multi-faceted, multi-revenue channel model for the Company. Moreover, we hope to add new strategically selected radio personalities and stations to our Garden Guys ®  radio network over the next several years with a reach that goes far beyond the New England area. Because of the knowledge we have obtained of how the communications industry works, as a result of the Garden Guys® radio talk show, we believe that  this is a very attainable goal. There is no set schedule for this expansion at this  time and there can be no assurance that enrolling additional stations will be made  easier due to our working knowledge of radio or current radio relationships.

3.           Status of Any Publicly Announced New Products or Services

Currently the Company has a portfolio of approximately 100 items, all of which are company branded products. The Company will be able to market its products not only through its distributors and independent sales organizations but through the Garden Guys ® radio show which provides a viable channel through the creation of brand awareness on the consumer’s part and a growing interest in organics. Management believes our all natural non-food products will attract both male and female consumers looking to avoid the health risks and implications that have been found in non-organic or synthetic compounds. Management believes this is a promising trend which is supported by numerous independent articles and surveys which have been conducted some of which have been referenced in other sections of this 10K.

All of these products are manufactured for the Company to its own specifications without any research and development costs being incurred since the manufacturers with whom we have existing relationships have already done the R&D. We achieve the benefits of their research by finding niche markets for these products, creating our own labels, and implementing a sales program by which to bring these products to market. We hope to continue to expand revenues without the need for an in-house sales force. The foregoing arrangements greatly limit the Company's financial exposure:

o	No research and development costs

o	No manufacturing facilities and related costs

o	Lower inventory costs and warehousing costs

o	Limited employees and staff

4.        Competition

According to the Organic Trade Association, a leading organic association publication, organic non-foods had consumer sales of $938 million in 2006, a growth of 26% for that year. Organic non-food products are still emerging as a category and sales are anticipated to grow anywhere from 16% - 40% each year through 2010, according to Organic Trade Association Forecasting Survey 2007. The Company believes its largest competitors are privately-owned Seventh Generation, located in New Hampshire, Clorox, Mrs, Meyers and Imus` Greening the Cleaning.

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

Abott-Action, Inc.	-	Shipping Materials
Enzyme Solutions, Inc.		Organic Liquid Concentrates
Key Container, Corp.	-	Shipping Materials
Lightning Labels Inc.	-	Bottle Labels
Tursso Label, Inc.	-	Bottle Labels
Microbial Technologies, Ltd.	-	Organic Liquid Concentrates
Webco Chemical Corp.	—	Liquid Fulfillment
Webco Chemical Corp.	-	Bottles and Sprayers
McKernan Packaging	-	Bottles and Sprayers

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

The Company incorporates certain licensed third-party technology in some if its services. In these license agreements, the licensors have generally agreed to defend, indemnify, and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure that these provisions will be adequate to protect it from infringement claims. The loss or inability to obtain or.maintain any of these technology licenses could result in delays in introduction of new services.

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

11.	Cost and Effects of Compliance With Environmental Laws and Regulations

The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any potential environmental rules and/or regulations. Further, the Company does not own any real property which would lead to potential liability as a land owner. Therefore, the Company does not anticipate that there will be any costs associated with compliance with environmental laws and regulations. The Company does, however, pay registration fees to each state in which it sells its fertilizers and insecticide/fungicide products.

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

We will be dependent on our current management team for the foreseeable future. The loss of the services of any member of this management group could have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on Sam Jeffries and other key management personnel. CEO Sam Jeffries' continued involvement is particularly critical. In the event he becomes unavailable, it would have a material adverse effect on operations. At this time, we have no employment. agreements in place and we have a "key man" insurance policy on Sam Jeffries, but no one else. The expansion of our business may be hampered by our inability to attract and retain additional qualified personnel, as needed, for the management team. There is no assurance that we can find suitable management personnel or that we will have the financial resources to hire or retain them once found.

13.	Cautionary Statement on Forward Looking Statements

Certain statements in this Report constitute "forward — looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Management believes such statements to be relevant to an assessment and understanding of our results of operations and financial condition, which are based upon our financial statements prepared in accordance with generally accepted accounting principles in the USA. The discussion should be read in conjunction with our financial statements and notes thereto, appearing in this report.

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

The following words and financial projections contain figures related to plans, expectations, future hoped-for results, performance, events or other matters that are "forward-looking statements". When used in the section describing our Plan of Operations, words such as "estimate", "project", "intend", "expect", "anticipate", and other similar expressions are intended to be forward-looking statements. Such statements involve numerous risks and uncertainties, including, but not limited to, the science of organics, the development of the Company's products, markets for those products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and other risks and uncertainties. Actual results, performance and events could likely differ materially and adversely. Investors are cautioned not to place undue reliance on these forward looking statements which are often no more than Management's expression of its expectations. The Company undertakes no obligation to release or deliver to investors, revisions to these forward-looking statements to reflect events or circumstances after the date of this report, the occurrence of unanticipated events or other matters that may occur in the future.

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

The Company also maintains storage space at two locations. The cleaning and gardening products raw material and finished goods inventories are stored at our• fulfillment house, Webco Chemical in Dudley, Massachusetts. The storage and picking is performed as a function of fulfillment and the Company is not separately charged for storage. We utilize about 10,000 sq. ft. of space. We do not have a warehouse agreement with Webco.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information. The Company's common stock has been listed on NASDAQ's Over The Counter Bulletin Board since May 5, 2008 and is traded under the symbol OGSM.

(b)	Holders. As of December 15, 2009, there are 174 record holders of 9,990,072 shares of the Company's common stock.

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

During the year ended September 30, 2009 the Company issued 450,000 shares of stock to Nu Vision Holdings, LLC. valued at $180,000 for consulting services rendered to the Company. The contract expired on April 7, 2009.

During the year ended September 30, 2009 the Company issued 102,500 shares of stock to an individual at an aggregate value of $14,350 for services rendered to the Company in connection with the Garden Guys radio talk show. An issuance of 50,000 shares was issued on July 1, 2009; 50,000 shares were issued on August 1, 2009 and 2,500 shares were issued on September 1, 2009.

For a more complete list of previous sales of unregistered securities by the Company, please refer to Part 5 of Form 10K for the year ended September 30, 2007, which is incorporated by reference herein.

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

All common shares are equal to each other with respect to voting; dividend rights and liquidation rights. Special meetings may be called by the Board of Directors or by any officer instructed by the directors to call the meeting. Shareholders have no right to call special meetings. Holders of common shares are entitled to one vote at any meeting of the shareholders for each common share they own as of the record date fixed by the Board of Directors. At any meeting of shareholders, a majority of the outstanding common shares represented at the meeting will govern, even if this is substantially less than a majority of common shares outstanding. Directors are elected by a plurality of votes. Holders of shares are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and on liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders. Assets for conversion, pre-emptive or other subscriptions are not available for such a distribution to shareholders. Shares do not have cumulative voting rights which mean that the holders of more than fifty percent of the common shares voting for election of directors may elect all the directors, if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty will not be able to elect directors.

This description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits to the Form 10-KSB for the year ended September 30, 2007, which is incorporated by reference herein.
(ii)	Debt Securities. None

(iii)	Securities To Be Registered. None

(iv)     Market Value Table

	CLOSING BID		CLOSING ASK

2009	HIGH	LOW	HIGH	LOW

Jan 1 thru Mar 31	$.35	$.20	$1.01	$.25

April 1 thru June 30	$.30	$.05	$.65	$.25

July 1 thru Sept 30	$.25	$.05	$.40	$.10

Oct 1 thru Dec 31.30		.10	.35	.16

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

Organic Sales and Marketing, Inc.

For the Years Ended September 30,2009 and 2008

Statements of Operations

	Twelve Months Ended	Twelve Months Ended
	September 30, 2009	September 30, 2008

Revenues (Net)	$224,999	$347,111

Margin	41,488	103,725

Selling, General and Administrative Expenses	1,446,873	1,370,934

(Loss) from Operations	$(1,405,385)	$(1,267,209)

Other Income/(Expense)	(47,105)	(56,089)
Debt Settlement Expense	0	(685,421)
Warrants granted in settlement of debt	0	(239,549)
Warrants granted for financing costs	(954,837)	0

Profit/(Loss) Before Taxes	$(2,407,327)	$(2,248,268)

Loss per share-Basic and Diluted	$(0.26)	$(0.37)

Weighted Average Number of Shares	9,124,777	6,002,421

Balance Sheets

	Twelve Months Ended	Twelve Months Ended
	September 30, 2009	September 30, 2008

Cash	$24,547	$27,838
Accounts Receivable	8,090	26,710
Inventories	109,581	149,386
Fixed Assets	9,383	14,284
Other Assets	200	200
Prepaid Expense	7,479	53,932

TOTAL ASSETS	$159,280	$272,350

LIABILITIES
Accounts Payable-trade	$581,215	$480,483
Accounts Payable-related party	3,986	—
Accrued Expenses	95,427	68,108
Notes Payable-Current	567,790	336,909

TOTAL LIABILITIES	$1,248,418	$885,500

STOCKHOLDERS (DEFICIT)
Common Stock (Note 1)	$1,009	$680
Additional Paid in Capital	5,669,969	3,738,959
Accumulated (Deficit)	(6,760,116)	(4,352,789)

TOTAL STOCKHOLDERS (DEFICIT)	$(1,089,138)	$(613,150)
TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)	$159,280	$272,350

Note 1:
Common Stock, $.0001 par value, 100,000,000 shares authorized 10,088,794; 6,799,494 shares issued and outstanding respectively.

Detailed information regarding the Company’s operations is contained in the Selected Financial Data and Financial Statements section of this Report. The following sets forth, for the periods indicated certain key information about the Company.

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

Significant resources have been allocated to growing and expanding the Company from October 1, 2007 through September 30, 2009. These costs include, but are not limited to $164,274 for Legal and Accounting Fees, $562,027 for Payroll and payroll taxes, $230,537 for Advertising, $492,237 for brokered time purchased for our radio shows and $107,523 for Interest Expense. To help absorb these costs, the Company financed its operations during this period primarily through convertible promissory notes of $184,120, common stock issued in lieu of debt and payables for $139,562 and private placement stock offerings totaling $1,022,643.

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. An approximate total of 69% of the Company’s outstanding common shares were restricted as of June 30, 2009.

For a more complete list of sales of unregistered securities by the Company, please refer to Part 5 of Form 10K for the year ended September 30, 2009, which is incorporated by reference herein.

Results of Operations

Year Ended September 30, 2009, Compared to Year Ended September 30, 2008

Revenues for FY 2009 totaled $224,999 compared to $347,111 for FY 2008. This 35% drop in revenue is almost entirely attributable to declining economic conditions and the drop in retail sales. Gardening product sales were relatively flat for FY 2009 and advertising revenues increased by 60% compared to FY 2008.

Gross profit was 18.4% in FY 2009 compared to 29.9% in FY 2008. The 11.5% drop in gross margin can be attributed to decreased prices to stay competitive, the increased cost of raw materials and increased shipping and receiving costs. All of the changes were directly related to declining economic conditions.

Operating expenses increased by 5.5% during FY 2009, primarily due to a licensing agreement with Microbial Technologies for the use of their formulations in our manufacturing process. Due to the drop in sales the full savings margin effect on gross margins was not able to be realized. To offset these licensing costs, a number of our radio station agreements were not renewed; there was a cutback in personnel in the office and non-recurring legal fees associated with taking the Company public in May, 2008 did not repeat in FY 2009.

Other Income/(Expense) was essentially  unchanged from year to year. In FY 2009, 2,736,800 warrants were granted to entice investors to participate in our private placement, incurring a warrant expense of $954,837. In FY 2008 bridge loan note holders converted their bridge loans.  Each note holder was offered two shares of stock for each dollar of debt and accrued interest they were owed for a significant discount in stock price.  As such, the Company incurred debt settlement expense of $685,421. Note holders were also granted one warrant for each dollar of debt and accrued interest owed which resulted in warrant expense of $239,549 for the grant of 184,120 warrants. Interest expense decreased 18% in FY 2009 when compared to FY 2008 primarily due to the bridge loans that were converted.

Liquidity and Capital Resources

Cash was $24,547 at September 30, 2009 compared to $27,838 in FY 2008 or a decrease of $3,291. Net Cash Used in Operating Activities decreased by 18% or $176,061 from the prior fiscal year.  The net loss of the Company of $2,407,327 is offset, in part, by stock issuances, and options and warrants granted during the year in the amount of $1,376,820.  Net Cash Provided by Financing Activities was $785,400 in FY 2009 compared to $805,032 in FY 2008 or a decrease of $19,632 which was due to decreased borrowings on the Line of Credit and  lower cash received on Bridge Loans offset by a net increase in private placement raises of $86,397 and an increase in related party notes payable of $233,633.

Significant Accounting Policies

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions and are incorporated in these financial statements. We believe that our significant accounting policies are limited to those described below.

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

Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date. The Company records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these retailers or consumers. The provision for anticipated product returns and price markdowns is primarily based upon the Company's analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. The Company will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In accordance with GAAP, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the balance sheet as deferred revenue until revenue recognition criteria is met.

Revenue from radio advertising is derived from three sources, the sale of commercial spots on the Garden Guys radio talk show, the sponsorship of informative show segments and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time. Radio advertising for the years ended September 30, 2009 and 2008 were $40,210 and $25,260, respectively.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that all of its accounts receivable as of September 30, 2009 and September 30, 2008 are collectable and therefore no allowance has been taken. The full value of accounts receivable is held as collateral for the Company’s Line of Credit.

Inventory

The inventory is stated at the lower of cost (first-in-first-out method) or market. Inventory items consist of raw material and finished goods. Raw materials consist of labels, bottles, sprayers and shipping materials. Finished goods consist of fertilizer bags and bottles of organic cleaning products ready for shipment. The inventory consists of newly purchased items; therefore, there is currently no allowance for excess or obsolete inventory. The full value of inventory is held as collateral for the Company’s Line of Credit.

Prepaid Expense

Business expenses, including consulting expenses, that are paid for in advance of services being rendered are treated as prepaid. The Company occasionally pays for these expenses with its common stock. When this occurs the offset is shown as a negative component of stockholders' equity.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. The Company has elected to capitalize and depreciate any fixed asset item costing in excess of $1,000. Expenditures for minor replacements, maintenance and repairs which do not increase the usefullives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. The full value of fixed assets is held as collateral for the Company’s Line of Credit.

Advertising

The Company follows the policy of charging advertising costs to expense as incurred. Advertising expenses primarily consist of the Company's three hour weekly Garden Talk radio call in program with Citadel (WBSM) and Greater Media. Annual advertising expense for the radio contracts was $209,615 and $282,622 for the years ended September 30, 2009 and 2008, respectively. Total advertising, including radio contracts, for the years ended September 30, 2009 and 2008 was $265,687 and $457,087, respectively. Advertising expense also includes display rack costs, slotting fees, samples, trade show participation and print media advertising.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2009 and 2008.

Stock-Based Compensation
 In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, “Share-Based Payment”).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Net Income (Loss) per Share

Basic net Income (loss) per share is computed by dividing net income {loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 1,140,145 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 2,920,920 were considered, but not included in the computation of loss per share, because their effect is anti-dilutive, as well.

Recently Issued Accounting Standards

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

 In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December, 2007, the FASB issued FASB ASC 805 (Prior authoritative literature: SFAS No. 141(R), “Business Combinations”), which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

In December, 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). FASB ASC 810-10-65 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company’s financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009. The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $4,189,293 and $2,964,435 as of September 30, 2009 and September 30, 2008, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2008, 2007 and 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception the Company has principally financed its operations through private placements offerings as noted in PART II, Item 5(d) of this Form 10K. Since its inception in August 2003, the Company has been involved in the development and acquisition of a wide variety of non-food organic and naturally based products to be initially sold to retail supermarkets, convenience stores, colleges, universities, laboratories, local, regional and national government agencies, lawn and garden centers and the funeral industry. In addition, new markets continue to be pursued that include costume jewelry, sporting goods, sports teams, hobby and craft, health, beauty and wellness, footwear, automotive, cigar catalog houses, wine industry and the international cocoa industry.  The Company also recently began fulfilling orders under its own private label offering program for a multi-level marketing company based in the Midwest and is in discussions with another national catalog company which also has brick and mortar retail locations.  Essentially, OSM, Inc. has become a sales and marketing company of branded organic and natural products which markets to many different industries throughout the world. The Company began generating revenues in January, 2007.

The Company has a licensing agreement with a British based company and has the rights to several proprietary formulas used in its extensive line of cleaning products. Through its own brands, these excellent non-food organic and/or natural products are then marketed at retail, wholesale or through the internet.

The Company continues to develop its operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by an expanding company must be considered when evaluating the Company’s prospects. Management believes that existing funds, in conjunction with minimum funds sought to be raised during 2009-2010 and projected revenues from operations will be sufficient to reach self-sufficiency by the end of 2010 or early 2011. Expansion of the business into 2010 and beyond will likely require additional investment through private placement offers or the ability of the Company to secure funding elsewhere. There can be no guarantee, however, that the Company will be able to raise either the minimum capital it needs to sustain its 2010 operations or the larger amount of capital it will need to expand and grow the business well into 2010 and beyond. Failure to do so would likely have an adverse effect on the Company’s ability to continue its operations.  Most recently, the Company has been loaned money by its President & CEO, Sam Jeffries.

The Company believes it is equipped with the necessary products to go to market and has developed strategic alliances with several distributors in various industries, however given the economic climate, and lack of sales to date, operating expenses cannot be predicted with any real degree of certainty. They will depend on several factors, including, but not limited to, marketing expenses, continued acceptance of the Company’s products, competition for such products and the current economic environment.

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

The Company currently has in excess of 100 SKU’s in its product line offering and it continues to develop and introduce new and better non-food organic and/or natural products as they present themselves. For instance, its’ Dragonfly OrganixTM cleaner product line is  currently sold in such large chains as Stop & Shop and many other smaller independent supermarkets.

The Company continues to maintain strong, strategic relationships with United Natural Foods (UNFI), a leading natural food distributor based in Chesterfield, NH servicing over 17,000 customers nationwide and Kehe Foods, another leading natural food distributor based in Romeoville, IL which services over 9,000 customers nationwide.

The Company launched its organic fertilizer products in the spring of 2008 under its Mother Natures CuisineTM with Shaw’s Supermarkets and many Agway Stores.  The current economic pressures in addition to an extremely wet and cool weather season in the northeast in 2009 had adverse effects on the overall sales.  Commitments to carry the fertilizer products still remain from Shaw’s, Whole Foods, Benny’s Hardware, Rocky’s Ace Hardware, Aubuchon Hardware, Agway, Kehe Foods and many independent garden centers.  In addition, the Company contracted with Arett Sales, a $150 million lawn, garden and home improvement distributor of 54 years based in Cherry Hill, NJ, servicing 20 states and Washington, D.C. to sell its products.  The Company’s organically certified insecticide/fungicide product, Garden Guys Garden NEEM, which was first introduced in the spring of 2007, is continually shipping to many of the above named customers in conjunction with the fertilizer products. Sales of Garden Guys Garden NEEM in 2010 should continue to grow with the additional distribution outlets, increased exposure due to advertising and brand recognition and on-going discussions with government entities through the Company’s affiliation with the USDA BioPreferred program.

To date, Kehe Distributors, Inc., has only sold the Company’s Dragonfly Organix line of cleaning products, yet has added the Company’s entire line of branded Mother Nature’s Cuisine line of products which includes, All-Purpose, Flower, and Veggie & Herb five pound bagged granular fertilizers, Oh No Deer repellant, Fish & Seaweed liquid concentrate fertilizer, four varieties of suet cakes, & Garden Guys Garden NEEM.  Kehe Distributors, Inc., recently reached an agreement to purchase Tree of Life, Inc (see exhibit 10.23). Distributors which may have an impact on the Company’s future sales in markets not currently being sold for or some of the above mentioned products.

In the Company structured deal between Northeast Garden Group, Agway, and Land O’Lakes/Purina Feeds with the Company is acting as a representative for all sales of Agway’s newly launched All-Natural 4-Stage lawn fertilizer, the Company received a total compensation of $5,000 thousand dollars.  This is the first time Agway has ever launched their own branded natural lawn fertilizer in a 4-Stage offering.      This could also have long term positive implications given that Agway continues to participate in the Company’s media component, the Garden Guys radio show.

The Company has started to generate initial sales of its Nev’r Dull commercial brand of cleaning products and anticipates more significant sales to follow in the boating, automotive and janitorial industries through 2010 and beyond. The Company continues to receive orders from J. Racenstein Company, a well known national distributor of window cleaning supplies and is currently in discussions with other distributors.

The Company continues to develop relationships where there is an increasing demand for consistent performance and safe environmental acceptability of eco-products.  Should the present “green movement” continue, the Company may be well positioned capitalize in these sales.  Together, and in conjunction with its recent USDA BioPreferred status, the Company believes that it could provide simple, safe solutions for the replacement of harmful chemicals increasingly being found in the various work places encountered daily by such entities as Grainger, Fisher Scientific and others.

The Company continues to maintain an e-commerce internet presence hosting five different sites, www.garden-guys.com , www.mothernaturescuisine.com , www.osm-inc.com , www.naturalnevrdull.com , and www.dragonflyorganix.com ..  The latter is also under the direction of Eye Level Solutions, a division of Kehe Distributors, Inc., which offers the Dragonfly Organix products for sale in over 12,000 e-commerce capable grocery stores nationwide.  Acting as distributor, Kehe continues to process and fulfill orders placed.  This enables the Company’s products to gain shelf presence, without slotting fees, within stores which otherwise may not currently stock these items.

The Company will continue its active participation in various related trade publications and trade shows. Most recent completed shows were; the Massachusetts Conference for Women, Natural Products Expo, Kehe Holiday Trade Show, Insalon 2009 Salon & Spa Trade Show, Arett Seasonal Showcase, Fisher Scientific regional show at University of Iowa, Agway retail buyers show, New Hampshire Hospitality, and the Fisher Science Education show Other shows recently committed to include the New England Grows Lawn & Garden Show, Fisher Scientific National Sales Meeting and Natural Products Expo.    Each of these markets are either currently carrying the Company’s products or have expressed interest in them.

Since its participation in the USDA BioPreferred show in June of 2009, the Company has attained USDA BioPreferred status for many of its commercial cleaning and hand sanitizer products. (see Exhibit 10.24 USDA letter dated Oct. 22, 09)  This distinction continues to open doors for those distributors who sell the national government through GSA (General Services Administration), or state and local contracts and other contracts where there may be an increased interest for USDA BioPreferred approved products.  The Company has shipped orders to the CDC (Center for Disease Control) and Homeland Security.  The Company is in futher discussions with other entities within the United States government through some of its distributors currently holding GSA contracts.

The Company continues to receive orders from Fisher Scientific, its National Laboratory Distributor that sells into the colleges and universities, Hospital and Healthcare Laboratory industries, Educational K-12 and Government services, the Company’s OSM branded line of all natural products to their customer base.  The Company is still working with Fisher Scientific to add its products to the Fisher Scientific Safety division, which focuses heavily on municipal and government sales.  The Company and Fisher are also finalizing the additions of its fertilizer and other garden related items.

Net cash used in operating activities dropped 18.2% in the current fiscal year vs. the prior fiscal year. This is due in part to driving down such costs as slotting fees, radio expenditures, and salary cutbacks. The Company continually looks for opportunities to cut costs that don’t impact customer service or product quality.

In 2010, the Company projects a loss, however, if sales come in stronger than anticipated, a small profit and positive cash flow from operations are a distinct possibility.  If, however, the Company is unsuccessful in raising additional capital by the late spring of 2010, the probability of hitting its short term financial goals will be seriously impacted.

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, and natural product offerings. Sam Jeffries, the Company’s President, hosts a live, weekly three hour Sunday morning garden talk radio show which is currently heard on two radio stations in the Northeast and also available on the internet via streaming or Podcasts.  Using this allows us to keep listeners informed about the importance of considering natural, organic, chemical-free alternatives, how they should use these products and where they can buy them. This also forges relationships with key people in various scopes of business, politics and the general public.  Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about its organic and natural products, hand sanitizers, etc. and where they can purchase these products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show.  Essentially, the Company has created its own media network, The Garden Guys, within the New England region.  Owned by Greater Media, WTKK 96.9 FM is the base station.  Based in Boston, MA, it is part of one of the largest markets in the country.

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

The Company’s projected Plan of Operations for 2010 consist of the following: (000’s omitted)

CALENDAR
Year 2010

Revenues	$3,000

Margin	600

Selling, General and Administrative Expense	700

Net Profit/ (Loss) from Operations	(100)

In 2010, the Company will likely continue to rely on invested capital and short-term debt to fund operations. The Company continues to seek additional minimum financing of $500,000 to maintain and grow operations in 2010. If operating revenues increase as expected and we attain close to break even in 2010, operations could be able self-sustaining in 2011; however, additional investor funds would still be needed to continue to expand in 2010 and beyond. On the other hand, if we are unable to raise the minimum financing needed in 2010, the Company would likely exhaust its resources in mid 2010.

1.	Revenue Projections

Despite its heavy financial commitment to continually advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that the products will sell as the Company believes they will, or that the consumer will reorder the products once they have used them.

Given the most recent unprecedented economic market, the Company did not reach and fell well short of its 2009 projections.  Although the Company has been able to strategically align itself with a multitude of distributors in various retail, wholesale and commercial sectors, it did not anticipate the length of time to go to market.  The 2010 projections have been made on an industry-by-industry basis with 25% of projected revenues coming from a combination of Grocery, Convenience and College Book Stores; 65% from commercial sales including our exclusive National Laboratory Distributor, Fisher Scientific and the remaining 10% from a combination of website, radio ad sales and private label sales. In preparing these projections customers were identified as those currently being shipped, those to whom are about to start shipping and those who have indicated a desire to carry the products at some point during 2010.

2.	Expense Projections

Costs of sales were projected based upon the amount of product being sold using the extensive by product costs we had developed for each of our products. As volume increases it is expected that costs will go down as a function of better quantity purchases. Our projections do not, however, take these cost reductions into consideration.

General and Administrative costs were projected at 5% of revenues, in line with our corporate objective of keeping G&A expenses level as sales increase.

Selling expenses were projected at 15% of revenues. If revenues are higher than projected, more of the additional revenues will be reinvested in further marketing and selling activities. If revenues come in lower than projected, analysis will be done to determine why and, if appropriate, marketing and selling expenses will be reduced or redirected. These expenses include, but are not limited to, radio show costs, display cases, trade shows, commissions, samples, payroll and print media advertising.

The Company believes that it has developed a careful, well-thought out business plan based upon educated assumptions using the most current data available. There is, of course, no guarantee as to how much or how often existing or new customers will buy   The Company also believes that its business plan contains enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required, assuming minimum financing is obtained by mid 2010.

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

To fulfill orders in a timely fashion, the Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and quantity to achieve its projections.  To satisfy this requirement, for the past two plus years the Company has outsourced its fulfillment operation to Webco Chemical Co., located in Dudley, Massachusetts. It believes that Webco has the capacity and ability to handle any and all requirements that the Company may have and more, over the next five years.  As a backup, the Company also has made arrangements with JNJ Industries, located in Franklin, MA.  The Company is also in discussions with LOL/Purina to potentially satisfy its distribution and manufacturing needs for potential orders that may require larger sizes and quantity of product.

In addition to the minimum financing needed by mid 2010, the Company will need to continue to seek financing from outside sources to expand the business into 2010 and beyond.  In order to provide this necessary additional financing, the Company intends to offer private placement opportunities to investors in an as yet undetermined amount.  The Company is currently undergoing a private offering to raise $500,000 dollars. The Company has no basis, however, for predicting the success of such an offering.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

•	Risks Related To Our Business and Operations

•	Economic or industry-wide factors relevant to the Company:

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

•	Risks Related to Ownership of Our Stock

•	Trading Market

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Financial Statements required by Item 8 see the Financial Statements included at the end of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Item 9A.       Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in timely alerting them to material information relating to Organic Sales and Marketing, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission. As a result of this conclusion, we have initiated the remedial actions disclosed below.

Management’s Report on Internal Control over Financial Reporting

 Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

 •   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

 •   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 •    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements.

Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. .

 As a result of this evaluation we identified a material weakness in our internal controls over financial reporting relating to the recording of a non-cash transaction in the financial statements.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management has concluded that a material weakness existed in the following area as of September 30, 2009:

•
A consulting agreement with NU Vision Holdings LLC that was paid for with stock  in lieu of cash had been erroneously misfiled, and an entry to book the transaction was not recorded until the annual audit.

The following remedial actions have been undertaken to prevent this from reoccurring:

•
All contracts or agreements, whether paid in cash or with stock, will now be placed in a specific location in the Chief Financial Officer’s office with a check list cover letter that requires both the Chief Executive Officer and Chief Financial Officer to sign off that different requirements, including in this case, the booking of the entry, have taken place before the document can be filed.

In addition, because the Company maintains a small office staff it was not able to timely handle the absence of the Chief Financial Officer when he had major open heart surgery at the end of the fiscal year.    This resulted in some minor control deficiencies in the handling of office documentation which will now be mitigated in the future, should there be another extended absence, by hiring a qualified temporary replacement.

Organic Sales and Marketing, Inc. continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the period ended September 30, 2010.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.
Despite these material weaknesses, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the year ended September 30, 2009.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our year ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

A.	Directors and Executive Officers

The following table sets forth our current directors, officers and significant employees, their ages, and all offices and positions with our company.

NAME	AGE	POSITION

Samuel F.H. Jeffries	48	President, Chief Executive Officer and Chairman of the Board of Directors

Stephen B. Jeffries '	49	Director and Audit Committee Member

Leonard B. Colt, Jr.	73	Director, Secretary

Jerry Adelstein	77	Director

Joanne L.H. Anderson	52	Director, vice President

Laurie Basch-Levy	56	Director and Audit Committee Member

Mark J. McEvoy	57	Treasurer and Chief Financial Officer

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

Mark J. McEvoy was elected Treasurer and Chief Financial Officer on November 15, 2006. He has practiced in the accounting profession for 32 years, during which period he owned and operated an Accounting and Tax practice from 1986 to 1996. He graduated from Bentley College in 1977 with a Bachelor's degree in Accounting. Immediately prior to joining the Company he served 5 years as the CFO of WareRite Distributors, Inc. a fabricator of and distributor of laminate countertop products.

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

The Board held meetings during the fiscal year ended September 30, 2009 in person and telephonically and acted by unanimous written consent on one occasions. In fiscal 2009, the Audit Committee met telephonically on February 25, 2009.

G.	Compliance with Section 16(a) of The Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended September 30, 2009, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregated compensation awarded to, earned by or paid to our Chief Executive Officer and our other executive officers as a group, or to directors for all services rendered in all capacities.

SUMMARY COMPENSATION TABLE

Change in
Pension Value
and Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sam Jeffries	2009	51,108	-0-	-0-	-0-	-0-	-0-	6,000	57,108
Sam Jeffries	2008	73,049	-0-	-0-	-0-	-0-	-0-	6,000	79,049

All officers and directors as a group were paid in the aggregate $160,901 for the fiscal year ended September 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Samuel F.H. Jeffries	1,390,500	13.9%

Stephen B. Jeffries	732,203	7.3%

Leonard B. Colt, Jr.	171,938	1.7%

Jerry Adelstein	1,158,565	11.6%

Joanne L.H. Anderson	256,940	2.6%

Laurie Basch-Levy	355,000	3.6%

Michael Ernst.	62,000	.6%

All Executive Officers and Directors
as a Group (7 persons)	4,127,146	41.3%

(1)     Beneficial ownership so determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

Applicable percentage of ownership is based on 9,990,072 shares of our common stock outstanding on December 15, 2009.

The address of each of the executive officers and directors is care of Organic Sales and Marketing, Inc. 114 Broadway, Raynham, MA 02767.

The Company has not granted any of the following during or after its fiscal year ended September 30, 2009:

Grants of Plan-Based Awards

Equity Awards

Nonqualified Deferred Compensation

The Company anticipates that its Executive Committee will develop and establish clear compensation policies and procedures for disclosing these policies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We pay $1,000 per year to Jeffries Landscape & Design (a company owned by, Samuel F.H. Jeffries) for the storage of certain products we sell.

Jerry Adelstein, a director of the company, holds a demand note dated March 1, 2007 with a principal balance due as of September 30, 2009 of $103,747. This note is payable monthly by the Company in the amount of $1,000 with interest at the rate of 6% per annum. As of September 30, 2009, accrued interest and principal owed on the Note was $114,078.

Leonard Colt, a director of the company, holds a demand note dated March 15, 2008 with a principal balance due as of September 30, 2009 of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. As of September 30, 2009, interest and principal owed on the Note was $11,815.

Laurie Basch-Levy, a director of the company, holds a 12 month promissory note dated December 1, 2007 with a principal balance due as of September 30, 2009 of $175,000. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2008, however, the note holder has agreed to extend the maturity date for an additional twelve months given the same terns and conditions as the original note. Early indications are that the maturity date will be extended for an additional twelve months subject to Board approval in January 2010. As of September 30, 2009 interest and principal owed on the note was $222,533.

Samuel Jeffries, CEO and Chairman of the Board of Directors of the company, holds a demand note dated January 1, 2009 with a principal balance due as of September 30, 2009 of $206,134. Monthly payments are not required and interest accrues at 6% per annum. The note matures on January 30, 2010. As of September 30, 2009, interest and principal owed on the Note was $208,608.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All audit and professional services provided by Certified Public Accountants will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill were $31,632 and $9,278 for the fiscal years ended September 30, 2009 and 2008, respectively.

Description of Fees	2009	2008
Audit Fees	$31,632	$9,278
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$31,632	$9,278

Audit Fees
Represent fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees
Represent the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers to be well qualified to serve as our independent public accountants.

The Audit Committee will pre-approve all auditing services and the terms thereof {which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A{g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i) (1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

Tax Fees
This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees
Chisholm, Bierwolf, Nilson & Morrill was paid no other fees for professional services during the fiscal years September 30, 2009 and 2008.

ITEM 15. EXHIBITS

1.1	Certificate of Incorporation of Garden Connections, Inc.

2.2	Amendment of Certificate of Incorporation Changing name from Garden Connections, Inc. to Organic Sales and Marketing, Inc.

2.3	Amended and Restated By-Laws

3.2	2008 Stock Option Plan

3.3	Microbial Technologies Licensing Agreement

10.16	Nu Vision Holdings Consulting Agreement

10.17	EC Desmond Sales Representation Agreement

10.18	CA Fortune Specialty Foods Brokerage Agreement

10.19	WHYN Radio Contract (Springfield, MA)

10.20	WBAE Radio Contract (Portland, ME)

10.21	WGIR Radio Contract (Manchester, NH)

10.22	Kehe Foods Vendor Buying Agreement

Exhibit 1.1- 10.22 referred to above may be found attached to the September 30, 2008 Form 10KSB which is incorporated by reference herein.

10.23	Tree of Life, Inc acquisition by KEHE Food Distributors, Inc

10.24	USDA letter notifying OSM that we are Bio-Preferred program participants

10.25	Fresh Direct Press Release

10.26	USDA Bio-Preferred Press Release

10.26	WTKK Radio Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC SALES AND MARKETING, INC.

By	/s/ Samuel F.H. Jeffries
Samuel F.H. Jeffries, Chairman,
President and Chief Executive Officer

Date January 13, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By	/s/ Mark J. McEvoy
Mark J. McEvoy, Treasurer and Chief
Financial Officer

Date January 13, 2010

Organic Sales and Marketing, Inc.

Financial Statements for the Years Ended
September 30, 2009 and 2008
And Report of Independent Registered
 Public Accounting Firm

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Organic Sales and Marketing, Inc.
Raynham, Massachusetts 02767

We have audited the accompanying balance sheets of Organic Sales and Marketing, Inc.  as of September  30,  2009  and  2008,  and  the  related  statements  of operations,  stockholders'  deficit,  and cash flows for the years  then  ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Sales and Marketing, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As  discussed  in Note 14 to the financial statements, the Company has incurred recurring substantial losses from operations,  recurring  negative  working  capital,  negative  cash  flows  from operations and has limited sales of its products which raise  substantial  doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
January 13, 2010

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	September 30,	September 30,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$24,547	$27,838
Accounts receivable, net	8,090	26,710
Inventories	109,581	149,386
Prepaid expense	7,479	53,932

Total current assets	149,697	257,866

PROPERTY AND EQUIPMENT, NET	9,383	14,284

OTHER ASSETS
Deposits	200	200

Total other assets	200	200

TOTAL ASSETS	$159,280	$272,350

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	September 30,	September 30,
	2009	2008

CURRENT LIABILITIES

Accounts payable - trade	$581,215	$480,483
Accounts payable - related party	3,986	-
Accrued expenses	33,807	41,185
Accrued interest payable	61,620	26,923
Line of credit	72,054	74,807
Notes payable - related parties	495,736	262,102

Total current liabilities	1,248,418	885,500

Total liabilities	1,248,418	885,500

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,088,794 and 6,799,494 shares issued and outstanding, respectively	1,009	680
Additional paid-in capital	5,669,969	3,738,959
Accumulated (deficit)	(6,760,116)	(4,352,789)

Total stockholders' (deficit)	(1,089,138)	(613,150)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$159,280	$272,350

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations

	For the Years Ended
	September 30,
	2009	2008

REVENUES

Product sales, net	$184,789	$321,851
Radio advertising	40,210	25,260

Total revenues	224,999	347,111

COST OF SALES	183,511	243,386

GROSS PROFIT	41,488	103,725

OPERATING EXPENSES

Advertising expense	265,687	457,087
Payroll and compensation expense	332,121	378,522
Selling expense	172,838	195,678
General and administrative	488,740	159,929
Legal and accounting	187,487	179,718

Total operating expenses	1,446,873	1,370,934

LOSS FROM OPERATIONS	(1,405,385)	(1,267,209)

OTHER INCOME (EXPENSE)

Interest income	1,311	3,019
Interest expense	(48,416)	(59,108)
Debt settlement expense related to issuance of stock at a discount	-	(685,421)
Valvation of warrants granted for financing costs	(954,837)	0
Valuation of warrants granted in settlement of debt	-	(239,549)

Total other income (expense)	(1,001,942)	(981,059)

NET LOSS BEFORE INCOME TAXES	(2,407,327)	(2,248,268)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,407,327)	$(2,248,268)

LOSS PER SHARE-
Basic and Diluted	$(0.26)	$(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
Basic and Diluted	9,124,777	6,002,421

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders' Equity/(Deficit)
For the period October 1, 2007 through September 30, 2009

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, October 1, 2007	5,388,569	$539	$1,898,410	$(2,104,521)	$(205,572)

Shares issued for cash at $.50/share	870,000	87	434,913		435,000

Shares issued for cash at $1.00/share	33,123	3	33,120		33,123

Shares issued for debt and payables at $1.00/share	139,562	14	139,548		139,562

Shares issued for conversion of debt at $.50/share	368,240	37	184,083		184,120

Debt settlement expense related to issuance of stock at a discount			685,420		685,420

Valuation of options and warrants granted			363,465		363,465

Net loss for the year ended September 30, 2008				(2,248,268)	(2,248,268)

Balance, September 30, 2008	6,799,494	$680	$3,738,958	$(4,352,789)	$(613,150)

Shares issued for cash at $.25/share	1,440,000	144	359,856		360,000

Shares issued for cash at $.15/share	1,296,800	130	194,390		194,520

Shares issued for services rendered at $.40/share	450,000	45	179,955		180,000

Shares issued for services rendered at $.10/share	50,000	5	4,995		5,000

Shares issued for services rendered at $.18/share	50,000	5	8,995		9,000

Shares issued for services rendered at $.14/share	2,500	-	350		350

Valuation of options granted and warrants granted			1,182,470		1,182,470

Net loss for the year ended September 30, 2009				(2,407,327)	(2,407,327)

Balance, September 30, 2009	10,088,794	1,009	5,669,969	(6,760,116)	(1,089,138)

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows

	For the Years Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,407,327)	$(2,248,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,901	4,250
Shares issued for services rendered	194,350	-
Valuation of options and warrants granted	1,182,470	363,465
Debt settlement expense related to issuance of stock at a discount	-	685,421
Change in operating assets and liabilities:
Accounts receivable-trade	18,620	3,892
Inventories	39,805	(38,082)
Prepaid expense	46,453	(35,039)
Accounts payable - trade	100,732	257,672
Accounts payable - related party	3,986	-
Accrued expenses	(7,378)	(8,201)
Accrued interest payable	34,697	50,138

Net Cash Used in Operating Activities	(788,691)	(964,752)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(5,783)

Net Cash Used in Investing Activities	-	(5,783)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	554,520	468,123
Proceeds from line of credit	15,827	82,500
Payments on line of credit	(18,580)	(7,693)
Proceeds from bridge loans	-	175,000
Proceeds from notes payable - related party	233,633	87,102

Net Cash Provided by Financing Activities	785,400	805,032

NET INCREASE (DECREASE) IN CASH	(3,291)	(165,503)

CASH, BEGINNING OF PERIOD	27,838	193,341

CASH, END OF PERIOD	$24,547	$27,838

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$13,524	$9,026
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for conversion of notes payable and accrued interest	$-	$256,682
Shares issued for services rendered	$194,350	$-
Shares issued for accounts payable and accrued expenses	$-	$67,000
Valuation of options and warrants granted	$1,182,470	$363,465

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 1 – Organization and Principle Activities of the Company

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

Note 2 – Summary of Significant Accounting Policies

Financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions and are incorporated in these financial statements. We believe that our significant accounting policies are limited to those described below.

Principles of Accounting
The Company employs the accrual method of accounting for both financial statements and tax purposes. Using the accrual method, revenues and related assets are recognized when earned, and expenses and the related obligations are recognized when incurred. The Company has elected a September 30th year end.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date. The Company records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these retailers or consumers. The provision for anticipated product returns and price markdowns is primarily based upon the Company’s analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. The Company will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In accordance with GAAP “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the balance sheet as deferred revenue until the revenue recognition criteria is met.

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

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Periodically, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of Accounts Receivable as of September 30, 2009 and September 30, 2008 are collectable and, therefore, no allowance has been taken. The full value of accounts receivable is held as collateral for the Company’s Line of Credit.

Inventory
The inventory is stated at the lower of cost (first-in-first-out method) or market. Inventory items consist of raw material and finished goods. Raw materials consist of labels, bottles, sprayers, fertilizers and shipping materials. Finished goods consist of fertilizer bags and bottles of organic cleaning products ready for shipment. The inventory consists of newly purchased items; therefore, there is currently no allowance for excess or obsolete inventory. The full value of inventory is held as collateral for the Company’s Line of Credit.

Prepaid Expenses
Business expenses, including consulting expenses, that are paid for in advance of services being rendered are treated as prepaid expenses. On occasion, the Company pays for prepaid expenses with common stock. When these transactions occur, they are identified as negative components of stockholders’ equity.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation. The Company has elected to capitalize and depreciate any fixed asset item costing in excess of $1,000. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. The full value of fixed assets is held as collateral for the Company's Line of Credit.

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company’s three hour weekly Garden Guys radio call in program with Greater Media and Citadel Communications, slotting fee expense, display case costs, samples and trade show participation. The total advertising expense for the radio show contracts was $209,615 and $282,682 for the twelve months ended September 30, 2009 and September 30, 2008, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications. Total advertising, including radio contracts for the years ended September 30, 2009 and 2008 was $265,687 and $457,087, respectively.

Income Taxes
The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2009 and 2008.

Stock-Based Compensation
 In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, “Share-Based Payment”).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature:  EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)
recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

 In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December, 2007, the FASB issued FASB ASC 805 (Prior authoritative literature: SFAS No. 141(R), “Business Combinations”), which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

In December, 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). FASB ASC 810-10-65 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company’s financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)
In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 3 – Net Income/(Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 1,140,145 were considered but were not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 2,920,920 were considered, but not included in the computation of loss per share because their effect is anti-dilutive.

	For the Years Ended
	September 30,
	2009	2008
Basic and Diluted

Net Loss - Numerator	$(2,407,327)	$(2,248,268)

Weighted Average Shares - Denominator	9,124,777	6,002,421

Per Share Amount	$(0.26)	$(0.37)

Note 4 – Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 4 – Income Taxes (Continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	September 30,
	2009	2008

Deferred tax asset:
Net operating loss carryforward	$1,633,824	$1,156,130
Valuation allowance	(1,633,824)	(1,156,130)

	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	September 30,
	2009	2008

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	477,695	467,759
Change in valuation allowance	(477,695)	(467,759)

	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $4,189,293 and $2,964,435 as of September 30, 2009 and September 30, 2008, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 4 – Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended
September 30,
	2009	2008

Beginning Balance	$-	$-

Additions based on tax positions related to current year	-	-

Additions for tax positions of prior years	-	-

Reductions for tax positions of prior years	-	-

Reductions in benefit due to income tax expense	-	-

Ending Balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2008, 2007 and 2006.
Note 5 – Inventories

Inventories consisted of the following as of:

	September 30,	September 30,
	2009	2008

Raw materials	$70,179	$105,107
Finished goods	39,402	44,279

Totals	$109,581	$149,386

At September 30, 2009 and September 30, 2008, no provision for obsolete inventory was recorded by the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 6 – Property and Equipment

Property and Equipment consisted of the following as of:

	September 30,	September 30,
	2009	2008

Property and equipment	$21,900	$21,900
Less: accumulated depreciation	(12,517)	(7,616)

Property and equipment, net	$9,383	$14,284

Depreciation expense on property and equipment was $4,901 and $4,250 for the years ended September 30, 2009 and September 30, 2008, respectively.

Note 7 – Stock Options

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

As of September 30, 2009, there were 1,140,145 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the Company’s outstanding common stock. The total amount of option expense recorded for the twelve months ended September 30, 2009 was $227,631, of which, $93,863 was recorded as payroll and compensation expense and $133,768 was recorded as legal and accounting expense. The amount of option expense to be charged over the remainder of the exercise period is $549,701.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model using the following assumptions: expected life of 10 years, a risk free interest rate of 1.66-3.71%, a dividend yield of 0% and volatility that ranged from 75% in 2008 to 192% in 2009.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 7 – Stock Options (Continued)

Outstanding common stock options as of September 30, 2009 and September 30, 2008 are summarized below:

	Number of Shares	Weighted Average Exercise Price

Stock Options Outstanding, October 1, 2007	-	$-

Options Granted	1,126,250	$1.00
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	29,000	$1.00
Options Exercised	-	$-
Options Canceled	(15,105)	$1.00

Stock Options Outstanding, September 30, 2009	1,140,145	$1.00

Stock Options Exercisable, September 30, 2009	438,057	$1.00

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable

			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
February 2008	$1.00	861,145	8.42	346,848	$1.00
May 2008	$1.00	250,000	8.67	88,542	$1.00
January 2009	$1.00	5,000	10.25	938	$1.00
April 2009	$1.00	10,000	8.42	1,146	$1.00
August 2009	$1.00	14,000	9.83	583	$1.00

		1,140,145		438,057

The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2009 and 2008 totaled $-0- and $-0- and $-0- and $-0-, respectively. The weighted average grant date fair value of options granted during the period ended September 30, 2009 and 2008 is $0.27 and $ 0.81, respectively. The fair value of options vested during the period ended September 30, 2009 and 2008 totaled $122,656 and $59,448, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 8 – Common Stock Purchase Warrants

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
The amount of warrant expense related to this offering for the twelve months ending September 30, 2009 was $593,484.

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 units, each consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed on March 31, 2009 at which time 1,296,800 unit shares were issued and $194,520 in cash was received. The amount of warrant expense related to this offering for the twelve months ending September 30, 2009 was $361,353.

Total warrant expense charged as financing costs for the twelve months ended September 30, 2009 and 2008 was $954,837 and $-0-, respectively.

Total warrant expense charged as settlement of debt costs for the twelve months ended September 30, 2009 and 2008 was $-0- and $239,549, respectively.

The Company has determined the estimated value of warrants granted during the twelve months ended September 30, 2009 using the Black-Scholes pricing model with the following assumptions:  expected life of 5 years; a risk free interest rate of 1.66%-2.71%; a dividend yield of 0% and volatility of 149.62%-172.61%.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 8 – Common Stock Purchase Warrants (Continued)

Outstanding common stock purchase warrants as of September 30, 2009 and September 30, 2008 are summarized below:

	Number of Warrants	Weighted Average Exercise Price

Warrants Outstanding, October 1, 2007	-	$-

Warrants Granted	184,120	$2.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2008	184,120	$2.00

Warrants Granted	2,736,800	$1.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2009	2,920,920	$1.06

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.

	Warrants Outstanding			Warrants Exercisable

			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
2008	$2.00	184,120	0.75	184,120	$2.00
2009	$1.00	2,736,800	4.59	2,736,800	$1.00
		2,920,920		2,920,920

The aggregate intrinsic value of stock warrants outstanding and exercisable at September 30, 2009 and 2008 totaled $-0- and $-0- and $-0- and $-0-, respectively. The weighted average grant date fair value of stock warrants granted during the period ended September 30, 2009 and 2008 is $0.35 and $1.30, respectively. The fair value of stock warrants vested during the period ended September 30, 2009 and 2008 totaled $766,304 and $73,648, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 9 – Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement (“LOC Agreement”) with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate (“WSJ Prime Rate”) less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at September 30, 2009 and September 30, 2008 was $72,054 and $74,807 respectively. Accrued interest payable at September 30, 2009 and September 30, 2008 was $322 and $512, respectively. The LOC Agreement is guaranteed by an officer of the Company and is secured by all assets of the Company.

Note 10 – Equity Transactions

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

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 10 – Equity Transactions (Continued)

During the year ended September 30, 2009 the Company issued 450,000 shares of stock to Nu Vision Holdings, LLC. valued at $180,000 for consulting services rendered to the Company. The contract expired on April 7, 2009.

During the year ended September 30, 2009 the Company issued 102,500 shares of stock to an individual at an aggregate value of $14,350 for services rendered to the Company in connection with the Garden Guys radio talk show. An issuance of 50,000 shares was issued on July 1, 2009; 50,000 shares were issued on August 1, 2009 and 2,500 shares were issued on September 1, 2009.

Note 11 – Notes Payable- Related Parties

Through September 30, 2007, a director of the company, loaned the Company a total of $32,026 at a interest rate of 6%.  During the fiscal year ended September 30, 2008 the Company issued 30,779 shares of common stock in relief of $30,779 in debt.  This director advanced $75,000 during fiscal year 2008.  During the fiscal year ended September 30, 2009 the director advance the Company an additional $27,499 bringing the total principal balance due as of September 30, 2009 to $103,747. This note is payable monthly by the Company in the amount of $1,000 with interest  During the fiscal years ending September 30, 2009 and 2008, no scheduled payments were made. As of September 30, 2009, accrued interest owed on the Note was $10,331.

Through September 30, 2008, a director of the company, advanced a total of $12,772 in the form of  a demand note dated March 15, 2008.  During the 2008 fiscal year end 1,917 shares of common stock were issued in satisfaction of $1,917 in debt, resulting in a principal balance due as of September 30, 2009 and 2008, of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. During the fiscal year ending September 30, 2009 and 2008, no scheduled payments were made.  As of September 30, 2009, accrued interest owed on the Note was $960.

 Through September 30, 2008, a director of the company, advanced $175,000 to the Company. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2008, however, the note holder  agreed to extend the maturity date for an additional twelve months given the same terms and conditions as the original note. Early indications are that the maturity date will be extended for an additional twelve months subject to Board approval in January 2010. As of September 30, 2009 accrued interest owed on the note was $47,533.

 Through September 30, 2007, the CEO and Chairman of the Board of Directors of the Company advanced the Company $20,000.  During the fiscal year ended September 30, 2008 the Company issued a total of 20,000 shares of common stock in satisfaction of $20,000 in debt.  At September 30, 2009 this individual has advanced an aggregate of $206,133. Monthly payments are not required and interest accrues at 6% per annum. The note matures on January 30, 2010. As of September 30, 2009, accrued interest owed on the Note was $2,474.

Notes payable-related parties consisted of the following at:

	September 30,	September 30,
	2009	2008

Note payable with a director of the Company, interest at 6% per annum, payments of $1,000 due monthly beginning April 1, 2007, matures March 2010, unsecured.	$103,747	$76,247

Note payable with a director of the Company, interest at 6% per annum, payments of $1,020 due monthly beginning April 15, 2008, matures April, 2009, unsecured.	$10,855	10,855

Note payable with a director of the Company, interest at 12% per annum. No monthly payments are required. All accrued interest and principal is paid at maturity, December 1, 2008, unsecured	$175,000	175,000

Note payable with a director of the Company, interest at 6% per annum, no monthly payments are required. All accrued interest and principal is due at maturity, January 30, 2010, unsecured	206,134	-

Total Notes Payable - Related Parties	$495,735	$262,102
Less: Current Portion	(495,735)	(262,102)

Long-Term Notes Payable - Related Parties	$-	$-

Total accrued interest at September 30, 2009 and September 30, 2008 was $61,298 and $26,411.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 11 – Notes Payable- Related Parties (Continued)

Annual maturities of notes payable-related parties are as follows:

Years Ending September 30,

2010	495,736
2011	-
2012	-
2013	-
2014	-
Thereafter	-

Note 12 – Commitments and Contingencies

Leases

The Company leases facilities for its corporate offices at $600 per month. The lease expired in fiscal 2007 and was then converted to a month-to-month basis. In addition, the company leased warehouse space at $500 per month through January, 2008. Rental expense for fiscal 2009 and 2008 was $9,087 and $6,800, respectively. The Company also has a 60 month equipment lease on its office copier machine that costs $240 per month and expires on August 30, 2011 and rents a small storage unit on a month to month basis for $129 per month.

The future minimum annual lease commitments as of September 30, 2009 are as follows:

Years Ending September 30,	Amount

2010	2,880
2011	2,640
2012	-
2013	-
2014	-
Thereafter	-
$5,520

Agreements

As of September 30, 2009, the Company had two active radio station syndication agreements. One station was paid currently and the second was owed $6.950. The agreements range in length from one month to two years and the Company intends to renew them at the end of each respective term. As of September 30, 2009, the monthly cost of our radio shows is $7,500 in a four week month and $8,000 in a five week month. During the fiscal year, the Company had six other radio syndication agreements which were not renewed and as of September 30, 2009 the Company owed $ 127,717 which was included in accounts payable.

On May 3, 2008, the Company entered into a ten year licensing agreement with Microbial Technologies Ltd. (“MTL”) for the purposes of obtaining the right to use the proprietary formulations owned by MTL. The cost of the licensing agreement will be $100,000 per year, which will be billed quarterly to the Company, and a 5% royalty on net sales of any MTL product formulations sold. If the Company does not use MTL formulations, the licensing fee and royalties are not required to be paid. As of the year ended September 30, 2008 no royalties were paid and none were due. The total amount owed for the agreement at September 30, 2009, is $109,905 from the use of the MTL technology, and has been included in accounts payable.  Royalties for the year ended September 30, 2009 were $6,200 and have been paid.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 12 – Commitments and Contingencies (Continued)

The future minimum annual contractual obligations as of September 30, 2009 are as follows:

Years Ending September 30,	Amount

2010	79,111
2011	16,500
2012	-
2013	-
2014	-
Thereafter	-
$95,611

Note 13 – Concentration of Credit Risk

Major Customers

The Company had two customers who represented 10% or more of total sales for the year ended September 30, 2009.
	September 30, 2009	September 30, 2008

Customer A	10.6%	—
Customer B	10.0%	—

As of September 30, 2009 none of the Company’s accounts receivable was due from these two customers. The loss of these customers, although not anticipated, could have a material impact on the Company’s present and future operations.

Major Suppliers

The Company had two vendors who represented 10% or more of the total material purchases for the year ended September 30, 2009.

	September 30, 2009	September 30, 2008

Vendor A	54.2%	39.6%
Vendor B	30.4%	—

Due to capabilities, pricing and geographic location, these vendors are considered sole source vendors by the Company. The loss of these sole source vendors could have a temporary impact on operations; however, alternate suppliers are readily available that the Company feels could quickly fill the void, should it ever need to.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2009 and 2008

Note 14 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is poorly capitalized and has had recurring operating losses, negative cash flows from operations and recurring negative working capital for the past several years and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management's plan to continue to implement their strategy of acquiring new customers and accepting reorders from existing customers. As the Company's revenues become more established, management expects to report net income. With the expansion of sales, management believes that the Company will eventually generate positive cash flow from operations. In the interim, management believes that shortfalls in cash flow will be satisfied with funds raised from bridge loans, convertible debt and additional private stock offerings that are in compliance with Securities and Exchange Commission rules and regulations governing the same.

Note 15 – Subsequent Events

On December 16, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 3,333,334 shares of its common stock for a total raise of $500,000.  The offering is expected to be completed by March 31, 2010 and the company expects that all shares will be sold. There can be no assurance, however, that this will happen. As of January 10, 2010 $36,000 of the $500,000 has been raised and 240,000 shares have been issued.

Subsequent to September 30, 2009, and through January 13, 2010, the Company’s CEO and Chairman of the Board has advanced the Company an aggregate amount of $145,000 as operating capital.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period September 30, 2009 through January 13, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.
27