Form 10-Q
period 2009-12-31
Organic Sales & Marketing Inc
filed 2010-02-19
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
Yes ☐ No  ☒

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 10,290,072 shares of common stock, par value $.0001, issued and outstanding as of February 10, 2010.

Organic Sales and Marketing, Inc.
Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended December 31, 2009 and December 31, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2009 as contained in Registrant’s Form 10-K filing.

Organic Sales and Marketing, Inc.

Financial Statements for the Three Months Ended
December 31, 2009 (unaudited) and 2008 (unaudited)

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	December 31,	September 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$27,318	$24,547
Accounts receivable, net	17,645	8,090
Inventories	90,489	109,581
Prepaid Expense	20,946	7,479

Total Current Assets	156,398	149,697

PROPERTY AND EQUIPMENT, NET	8,157	9,383

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$164,755	$159,280

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	December 31,	September 30,
	2009	2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable-trade	$544,963	$581,215
Accounts payable-related party	13,858	3,986
Cash Overdraft	31,929	-
Accrued expenses	34,125	33,807
Accrued interest payable	74,511	61,620
Line of Credit	68,374	72,054
Notes payable - related parties	605,736	495,736

Total Current Liabilities	1,373,496	1,248,418

Total Liabilities	1,373,496	1,248,418

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares
authorized, 10,288,794 and 10,088,794 shares issued and
outstanding, respectively	1,029	1,009
Additional paid-in capital	5,755,832	5,669,969
Accumulated (Deficit)	(6,965,602)	(6,760,116)

Total Stockholders' (Deficit)	(1,208,741)	(1,089,138)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$164,755	$159,280

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations
(Unaudited)

	For the Three Months
	Ended December 31,
	2009	2008
REVENUES

Product sales, net	$42,974	$44,632
Radio Advertising	4,845	-

Total Revenues	47,819	44,632

COST OF SALES	39,257	33,474

GROSS PROFIT	8,562	11,158

OPERATING EXPENSES

Advertising Expense	19,190	101,956
Payroll and Compensation Expense	59,589	109,484
Selling Expense	21,161	40,552
General and Administrative	43,390	65,878
Legal and Accounting	53,962	66,904

Total Operating Expenses	197,292	384,774

LOSS FROM OPERATIONS	(188,730)	(373,616)

OTHER INCOME (EXPENSE)

Interest income	277	475
Interest expense	(17,033)	(11,521)
Valuation of Warrants granted for Financing Costs	-	(593,484)

Total Other Income (Expense)	(16,756)	(604,530)

NET LOSS BEFORE INCOME TAXES	(205,486)	(978,146)

INCOME TAX EXPENSE	-	-

NET LOSS	$(205,486)	$(978,146)

LOSS PER SHARE-
Basic and Diluted	$(0.02)	$(0.13)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
Basic and Diluted	10,117,055	7,776,450

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders' (Deficit)
For the period October 1, 2007 through December 31, 2009

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, October 1, 2007	5,388,569	$539	$1,898,410	$(2,104,520)	$(205,571)

Shares issued for cash at $.50/share	870,000	87	434,913	-	435,000

Shares issued for cash at $1.00/share	33,123	3	33,120		33,123

Shares issued for debt and payables at $1.00/share	139,562	14	139,548		139,562

Shares issued for conversion of debt at $.50/share	368,240	37	184,083		184,120

Debt Settlement Expense related to issuance of stock at a discount			685,420		685,420

Valuation of Options and Warrants Granted			363,465		363,465

Net loss for the year ended September 30, 2008				(2,248,268)	(2,248,268)
Balance, September 30, 2008	6,799,494	$680	$3,738,959	$(4,352,789)	$(613,150)

Shares issued for cash at $.25/share	1,440,000	144	359,856		360,000

Shares issued for cash at $.15/share	1,296,800	130	194,390		194,520

Shares issued for services rendered at $.40/share	450,000	45	179,955		180,000

Shares issued for services rendered at $.10/share	50,000	5	4,995		5,000

Shares issued for services rendered at $.18/share	50,000	5	8,995		9,000

Shares issued for services rendered at $.14/share	2,500	-	350		350

Valuation of Options and Warrants Granted	-	-	1,182,470		1,182,470

Net loss for the year ended September 30, 2009	-	-	-	(2,407,327)	(2,407,327)

Balance, September 30, 2009	10,088,794	$1,009	$5,669,969	$(6,760,116)	$(1,089,138)

Shares issued for cash at $.15/share	200,000	20	29,980		30,000

Valuation of Options and Warrants Granted	-	-	55,883		55,883

Net loss for the three months ended December 31, 2009 (Unaudited)	-	-	-	(205,486)	(205,486)

Balance, December 31, 2009 (Unaudited)	10,288,794	$1,029	$5,755,832	$(6,965,602)	$(1,208,741)

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(205,486)	$(978,146)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,225	1,225
Valuation of options and warrants granted	55,883	650,195
Change in operating assets and liabilities:
Accounts receivable-trade	(9,555)	20,199
Inventories	19,092	(30,755)
Prepaid Expense	(13,467)	(7,310)
Accounts payable-trade	(36,252)	8,044
Accounts payable-related party	9,872	-
Cash Overdraft	31,929	-
Accrued expenses	318	10,998
Accrued interest payable	12,891	7,431

Net Cash Used in Operating Activities	$(133,549)	$(318,119)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities	$-	$-

Proceeds from issuance of common stock	30,000	360,000
Proceeds from Line of Credit	-	1,000
Payments on Line of Credit	(3,680)	(7,110)
Proceeds from notes payable - related party	110,000	27,499

Net Cash Provided by Financing Activities	$136,320	$381,389

NET INCREASE (DECREASE) IN CASH	$2,771	$63,270

CASH, BEGINNING OF PERIOD	$24,547	$27,838

CASH, END OF PERIOD	$27,318	$91,108

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$4,142	$3,201
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Valuation of Options and Warrants Granted	$55,883	$650,195

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 (unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its September 30, 2009 Form 10-K filing on January 14, 2010. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

	For the Three Months
	Ended December 31,
	2009	2008
Basic and Diluted

Net Loss - Numerator	$(205,486)	$(978,146)

Weighted Average Shares - Denominator	10,117,055	7,776,450

Per Share Amount	$(0.02)	$(0.13)

Note 3 – Inventories

Inventories consisted of the following as of:

	December 31,	September 30,
	2009	2009
	(Unaudited)

Raw materials	$71,487	$105,107
Finished goods	19,002	44,279

Totals	$90,489	$149,386

At December 31, 2009 and September 30, 2009, no provision for obsolete inventory was recorded by the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 (unaudited)

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

As of December 31, 2009, there were 1,140,145 options outstanding under this plan at the exercise price of $1.00 per share. The issuance of these options was approved by holders of the majority of the Company’s outstanding common stock. The total amount of option expense recorded for the three months ended December 31, 2009 was $55,884, of which, $23,465 was recorded as payroll and compensation expense and $32,419 was recorded as legal and accounting expense. The amount of option expense to be charged over the remainder of the exercise period is $493,817.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model using the following assumptions: expected life of 10 years, a risk free interest rate of 1.66-3.71%, a dividend yield of 0% and volatility ranging from 75% in 2008 to 192% in 2009.

Outstanding common stock options as of December 31, 2009 are summarized below:

	Number of Shares	Weighted Average Exercise Price

Stock Options Outstanding, October 1, 2007	-	$-

Options Granted	1,126,250	$1.00
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	29,000	$1.00
Options Exercised	-	$-
Options Canceled	(15,105)	$1.00

Stock Options Outstanding, September 30, 2009	1,140,145	$1.00

Stock Options Exercisable, September 30, 2009	438,057	$1.00

Options Granted	-	$-
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, December 31, 2009 (unaudited)	1,140,145	$1.00

Stock Options Exercisable, December 31, 2009 (unaudited)	509,317	$1.00

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 (unaudited)

Note 4 – Stock Options (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable

			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
February 2008	$1.00	861,145	8.17	400,670	$1.00
May 2008	$1.00	250,000	8.42	104,167	$1.00
January 2009	$1.00	5,000	10.00	1,251	$1.00
April 2009	$1.00	10,000	8.17	1,771	$1.00
August 2009	$1.00	14,000	9.58	1,458	$1.00

		1,140,145		509,317

Note 5 – Common Stock Purchase Warrants

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
Warrant expense related to this offering for the three months ending December 31, 2008 was $593,484.

Total warrant expense charged as financing costs for the three months ended December 31, 2009 and 2008 was $-0- and $593,484, respectively.
.
The Company has determined the estimated value of warrants granted during the three months ended December 31, 2008 using the Black-Scholes pricing model with the following assumptions:  expected life of 5 years; a risk free interest rate of 1.66%-2.71%; a dividend yield of 0% and volatility of 149.62%-172.61%.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 (unaudited)

Note 5 – Common Stock Purchase Warrants (Continued)

Outstanding common stock purchase warrants as of December 31, 2009 are summarized below:

	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding, October 1, 2007	-	$-

Warrants Granted	184,120	$2.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2008	184,120	$2.00

Warrants Granted	2,736,800	$1.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2009	2,920,920	$1.06

Warrants Granted	-	$-
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, December 31, 2009 (unaudited)	2,920,920	$1.06

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.

	Warrants Outstanding			Warrants Exercisable
			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
June 2008	$2.00	184,120	0.50	184,120	$2.00
October 2008	$1.00	40,000	3.75	40,000	$1.00
November 2008	$1.00	1,400,000	3.83	1,400,000	$1.00
February 2009	$1.00	666,667	4.08	666,667	$1.00
March 2009	$1.00	630,133	4.17	630,133	$1.00
		2,920,920		2,920,920

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 (unaudited)

Note 7 – Equity Transactions

On December 16, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 3,333,334 shares of its common stock for a total raise of $500,000.  The offering is expected to be completed by March 31, 2010 and the company expects that all shares will be sold. There can be no assurance, however, that this will happen. As of December 31, 2009, $30,000 of the $500,000 has been raised and 200,000 shares have been issued.

Note 8 – Notes Payable- Related Parties

Through September 30, 2007, a director of the company loaned the Company a total of $32,026 at a interest rate of 6%.  During the fiscal year ended September 30, 2008 the Company issued 30,779 shares of common stock in relief of $30,779 in debt.  This director advanced $75,000 during fiscal year 2008.  During the fiscal year ended September 30, 2009 the director advance the Company an additional $27,499 bringing the total principal balance due as of September 30, 2009 to $103,747. This note is payable monthly by the Company in the amount of $1,000 with interest. During the three months ending December 31, 2009, no scheduled payments were made and the note was considered in default. As of December 31, 2009, accrued interest owed on the Note was $12,069.

Through September 30, 2008, a director of the company advanced a total of $12,772 in the form of a demand note dated March 15, 2008.  During the 2008 fiscal year end 1,917 shares of common stock were issued in satisfaction of $1,917 in debt, resulting in a principal balance due as of September 30, 2009 and 2008, of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. During the three months ending December 31, 2009, no scheduled payments were made and the note was considered in default. As of December 31, 2009, accrued interest owed on the Note was $1,138.

Through September 30, 2008, a director of the company, advanced $175,000 to the Company. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2008, however, the note holder agreed to extend the maturity date for an additional twelve months given the same terms and conditions as the original note. Through the period ending December 31, 2009, no payments had been made and the note was considered in default. As of December 31, 2009 accrued interest owed on the note was $54,366..

Through September 30, 2007, the CEO and Chairman of the Board of Directors of the company advanced the Company $20,000.  During the fiscal year ended September 30, 2008 the Company issued a total of 20,000 shares of common stock in satisfaction of $20,000 in debt.  As of December 31, 2009 this individual has advanced an aggregate of $316,134. Monthly payments are not required and interest accrues at 6% per annum. The note matures on January 30, 2010, but the possibility exists that it could be extended. As of December 31, 2009, accrued interest owed on the note was $6,626.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 (unaudited)

Note 8 – Notes Payable- Related Parties (Continued)

Notes payable-related parties consisted of the following at:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,000 due monthly beginning April 1, 2007,
matures March 2010, unsecured.	$103,747	$103,747

Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,020 due monthly beginning April 15, 2008,
matures April, 2009, unsecured.	10,855	10,855

Note payable with a director of the Company,
interest at 12% per annum. No monthly payments
are required. All accrued interest and principal is
paid at maturity, December 1, 2009	175,000	175,000

Note payable with a director of the Company,
interest at 6% per annum, No monthly payments
are required. All accrued interest and principal is
paid at maturity, January 30, 2010.	316,134	206,133

Total Notes Payable - Related Parties	$605,736	$495,735
Less: Current Portion	(605,736)	(495,735)

Long-Term Notes Payable - Related Parties	$-	$-

Total accrued interest at December 31, 2009 and September 30, 2009 was $74,511 and $61,298, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2009 (unaudited)

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

Note 10 – Subsequent Events

Subsequent to December 31, 2009 and through February 18, 2010, the Company’s CEO and Chairman of the Board advanced an additional $80,000 to the Company as operating capital bringing the total amount advanced to $396,131.

On January 21, 2010, the Board of Directors voted to accept the resignation of CFO Mark McEvoy due to continuing health issues.

On January 21, 2010, the Board of Directors approved the issuance of 1,773,333 shares of common stock in satisfaction of $260,000 in related party notes payable and $6,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $100,000 will be due and payable over the next 7 years at an interest rate of 8% per annum.

On January 21, 2010, the Board of Directors approved the issuance of 680,000 shares of common stock in satisfaction of $90,000 in related party notes payable and $12,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $14,000 will be due and payable over the next 2 years at an interest rate of 8% per annum.

On January 21, 2010, the Board of Directors voted to approve the grant of an aggregate of 1,135,000 Stock Options, at an exercise price of $.15 per share with full vesting in 2011 and expiring in 2020 to employees and independent consultants who performed at high levels over the course of 2009. The options will be valued using the Black-Scholes option pricing model and expensed accordingly.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period September 30, 2009 through February 18, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

A. PLAN OF OPERATIONS

Since inception in August, 2003, the Company has principally financed its operations through private placement offerings as noted in PART II, Item 5(d) of the Form 10-K, dated September 30, 2009 and has been involved in the development and acquisition of a wide variety of non-food organic and naturally based products to be initially sold to retail supermarkets, convenience stores, colleges, universities and laboratories, local, regional and national government agencies, lawn and garden centers and the funeral industry. In addition, new markets continue to be pursued that include costume jewelry, sporting goods, sports teams, hobby and craft, health, beauty and wellness, footwear, automotive, cigar catalog houses, wine industry, international cocoa industry and multi-level marketing.

The Company recently began fulfilling orders under its own private label offering program for a multi-level marketing company located in the Midwest.  Based on recent discussions the Company believes that incremental sales will be forthcoming  based on their continued interest in OSM proprietary blends and capabilities, its current speed to market and their continued development of a distribution network.  The Company recently contracted with, sold and shipped a well-known national catalog company its USDA BioPreferred certified hand sanitizer through a private label deal.   Headquartered in Freeport, ME., this customer generates 1.5 billion in annual sales and is duly recognized for more than 95 years as a trusted source for quality apparel, accessories, and  reliable outdoor equipment.  This customer also has several brick mortar retail locations. Essentially, OSM, Inc. has become a sales and marketing company of branded organic and natural products which markets to many different industries throughout the world.

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

The Company launched its organic fertilizer products in the spring of 2008 under its Mother Natures CuisineTM with Shaw’s Supermarkets and many Agway Stores. The current economic pressures in addition to an extremely wet and cool weather season in the northeast in 2009 had adverse effects on the overall sales. Commitments to carry the fertilizer products still remain from Shaw’s, Whole Foods, Hardware, Rocky’s Ace Hardware, Aubuchon Hardware, Agway, Kehe Foods and many independent garden centers. In addition, the Company contracted with Arett Sales, a $150 million lawn, garden and home improvement distributor of 54 years based in Cherry Hill, NJ, servicing 20 states and Washington, D.C. to sell its products. The Company’s organically certified insecticide/fungicide product, Garden Guys Garden NEEM, which was first introduced in the spring of 2007, is continually shipping to many of the above named customers in conjunction with the fertilizer products. Sales of Garden Guys Garden NEEM in 2010 should continue to grow with the additional distribution outlets, increased exposure due to advertising and brand recognition and on-going discussions with government entities through the Company’s affiliation with the USDA BioPreferred program.

The Company’s President, Sam Jeffries has been recently asked by the folks at USDA BioPreferred to act as a spokesperson on behalf of small businesses on how to do business with the Federal government through participation in the USDA BioPreferred program.  He will be lecturing in Riverside, CA at the end of February 2010 and later this year in Ames, IA and on the east coast at a yet to be disclosed location.  All of these programs are being hosted by the USDA BioPreferred management team.  The Company believes this will further enhance its relationships in various other sectors of the Federal government and open additional opportunities for its products either through current distribution channels or on a direct sales basis.

To date, Kehe Distributors, Inc., has only sold the Company’s Dragonfly Organix line of cleaning products, yet has added the Company’s entire line of branded Mother Nature’s Cuisine line of products which includes, All-Purpose, Flower, and Veggie & Herb five pound bagged granular fertilizers, Oh No Deer repellant, Fish & Seaweed liquid concentrate fertilizer, four varieties of suet cakes, & Garden Guys Garden NEEM. Kehe Distributors, Inc., recently reached an agreement to purchase Tree of Life, Inc (exhibit 10.23 of the September 30, 2009 Form 10K). Tree of Life, Inc. is a distributor, which may have an impact on the Company’s future sales in markets that some of the above mentioned products are not currently being sold.

In the Company structured deal between Northeast Garden Group, Agway, and Land O’Lakes/Purina Feeds with the Company is acting as a representative for all sales of Agway’s newly launched All-Natural 4-Stage lawn fertilizer, the Company received a total compensation of $5,000 thousand dollars. This is the first time that Agway has ever launched a 4-Stage natural lawn fertilizer offering. This could also have long term positive implications given that Agway continues to participate in the Company’s media component, the Garden Guys radio show.

The Company is in an agreement with Land O’Lakes/Purina Feeds to act as a distributor of its Bradfield Organics brand of fertilizers to some of the Company’s customers.  This will enable the Company to immediately sell larger bag sizes, quantities and formulations without having to fulfill its own regulatory obligations under its Mother Nature’s Cuisine brand.  This will enable the Company the additional flexibility in speed to market in addition to maximizing the manufacturing and distribution capabilities of Land O’Lakes Purina.  Discussions are on-going to further the existing relationship.

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

The Company continues to develop relationships where there is an increasing demand for consistent performance and safe environmental acceptability of eco-products. Should the present “green movement” continue, the Company may be well positioned to capitalize on these sales. Together, and in conjunction with receiving its recent USDA BioPreferred status, the Company believes that it could provide simple, safe solutions for the replacement of harmful chemicals increasingly being found in the various work places encountered daily by such entities as Grainger, Fisher Scientific and others.

The Company recently updated its OSM corporate website to include a “Government and Commercial Purchasers” section hi-lighting USDA BioPreferred.  This includes but not limited to information about the USDA BioPreferred program, product brochures and bulletins, MSDS sheets, a Q&A product section and hand sanitizer studies.  The Company continues to maintain its’ e-commerce internet presence by hosting five different web sites, www.garden-guys.com , www.mothernaturescuisine.com , www.osm-inc.com , www.naturalnevrdull.com , and www.dragonflyorganix.com .. The latter is also under the direction of Eye Level Solutions, a division of Kehe Distributors, Inc., which offers the Dragonfly Organix products for sale in over 12,000 e-commerce capable grocery stores nationwide. Acting as a distributor, Kehe continues to process and fulfill orders placed. This enables the Company’s products to gain shelf presence, without slotting fees, within stores which otherwise may not currently stock these items.

The Company will continue its active participation in various related trade publications and trade shows. Most recent completed shows were; the Massachusetts Conference for Women, Natural Products Expo, Kehe Holiday Trade Show, Insalon 2009 Salon & Spa Trade Show, Arett Seasonal Showcase, Fisher Scientific regional show at University of Iowa, Agway retail buyers show, New Hampshire Hospitality, the Fisher Science Education show the New England Grows Lawn & Garden Show, and the Fisher Scientific National Sales Meeting   The Company is already committed to the Natural Products Expo later this season and anticipates that it will participate in other regional shows throughout the year. Each of these markets are either currently carrying the Company’s products or have expressed interest in them.

Since its participation in the USDA BioPreferred show in June of 2009, the Company has attained USDA BioPreferred status for many of its commercial cleaning and hand sanitizer products. (exhibit 10.24 of the September 30, 2009 Form 10K) This distinction continues to open doors for those distributors who sell the national government through GSA (General Services Administration), or state and local contracts and other contracts where there may be an increased interest for USDA BioPreferred approved products. The Company has shipped orders to the CDC (Center for Disease Control) and Homeland Security. The Company is in further discussions with other entities within the United States government through some of its distributors currently holding GSA contracts.

The Company continues to receive orders from Fisher Scientific, its National Laboratory Distributor that sells into the colleges and universities, Hospital and Healthcare Laboratory industries, Educational K-12 and Government services, the Company’s OSM branded line of all natural products to their customer base. The Company recently added its products to the Fisher Scientific Safety division, which focuses heavily on municipal and government sales. The Company and Fisher are also finalizing the additions of its fertilizer and other garden related items.

The Company is currently in preliminary discussions with a recognized, top-quality, 75 year safety manufacturer  to potentially private label some of the Company’s USDA BioPreferred certified products. The opportunity exists to potentially position these private label items in their line of personal protective equipment sold throughout the world.

In 2010, the Company projects a loss, however, if sales come in stronger than anticipated, a small profit and positive cash flow from operations are a real possibility. If, however, the Company is unsuccessful in raising additional capital by the late spring of 2010, the probability of hitting its short term financial goals will be seriously impacted.

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, and natural product offerings. Sam Jeffries, the Company’s President, hosts a live, weekly three hour Sunday morning garden talk radio show which is currently heard on two radio stations in the Northeast and also available on the internet via streaming or Podcasts. The radio show allows us to keep listeners informed about why it is important to   consider using natural, organic, chemical-free alternatives, how they should use these products and where they can buy them. Relationships are also forged with key people in various scopes of business, politics and the general public. Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about its organic and natural products, hand sanitizers, etc. and where they can purchase these products. This also creates a vehicle for the Company to help offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show. Essentially, the Company has created its own media network, The Garden Guys, within the New England region. Owned by Greater Media, WTKK 96.9 FM is the flagship station for the radio show. Based in Boston, MA, it is part of one of the largest markets in the country.  Through discussions with 96.9 FM WTKK, the Company is currently producing its own “Garden Guys Garden Minute” which will air ten (10) times during the week at no cost to the Company.  Each week will offer a different tip whereby sponsors will be able to tag their store, product or event.  The Company believes it has sponsors that will pay to participate in this weekly opportunity.  This further develops brand recognition for the station and Garden Guys in addition to generating ad revenues to offset existing radio expenditures.

As previously noted, the Company has strategic relationships established with key sales representative and distributor organizations in the markets that it services and has developed very strong relationships with several vendors for the fulfillment of its organic liquid and fertilizer product lines. The Company plans to vigorously pursue all strategic relationships that enhance its ability to deliver quality non-food, all natural products at reasonable prices.  Through an agreement with management at 96.9 FM WTKK, the Company is running a brief ad campaign searching for additional independent representatives willing to sell the Company’s products in to various markets.  The Company has thus far been the recipient of numerous resumes’ and will review these respondents as potential independent representatives.

The Company’s projected Plan of Operations for CALENDAR YEAR 2010 is as follows: (000’s omitted)

CALENDAR 2010
Revenues	$3,000

Margin	600

Selling, General and Administrative Expense	700

Net Profit/(Loss) from Operations	$(100)

In 2010, the Company will likely continue to rely on invested capital and short-term debt to fund operations. The Company continues to seek additional minimum financing of $500,000 to maintain and grow operations in 2010. If operating revenues increase as expected and we attain close to break even in 2010, operations could be self-sustaining in 2011; however, additional investor funds would still be needed to continue to expand in 2010 and beyond. If we are unable to raise the minimum financing needed in 2010, the Company would likely exhaust its resources in mid-2010.

Revenue Projections

Despite its heavy financial commitment to continually advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that the products will sell as the Company believes they will, or that the consumer will reorder the products once they have used them.

Given the most recent unprecedented economic market, the Company did not reach and fell well short of its 2009 projections. Although the Company has been able to strategically align itself with a multitude of distributors in various retail, wholesale and commercial sectors, it did not anticipate the length of time to go to market. The 2010 projections have been made on an industry-by-industry basis with 25% of projected revenues coming from a combination of Grocery, Convenience and College Book Stores; 65% from commercial sales including our National Laboratory Distributor, Fisher Scientific and the remaining 10% from a combination of website, radio ad sales and private label sales. In preparing these projections customers were identified as those currently being shipped, those to whom are about to start shipping and those who have indicated a desire to carry the products at some point during 2010.  To date the Company has added ten (10) new distributors in the New England region willing to carry many of its products.  These companies primarily specialize in industrial, municipal and governmental sales.

Sales for the first quarter of the current fiscal year, October-December, 2009, while below the Company’s forecasted amount, were up 7% from the same three month period of the prior fiscal year.  The two  primary reasons for this were due to the launch of OSM branded alcohol-free hand sanitizer in an H1N1 environment, further differentiated by having USDA BioPreferred certification status.  With ten (10) additional distributors and/or distributor channels most recently added, and many more in the pipeline, the Company anticipates it will meet its year-end goals however, it can not be certain that these additional markets will sustain or accept new product entries as compared to existing similar type products and pricing.

Sales to date for the second quarter of the current fiscal year, while still below initial projections set forth in the September 30, 2009 10K, have the potential to be 10%-15% higher than sales for the same time frame in the previous fiscal year due to an influx of new customer sales and verbal commitments that have been received by the Company.

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

The Company believes that it has developed a careful, well-thought out business plan based upon educated assumptions using the most current data available. There is, of course, no guarantee as to how much or how often new or existing customers will buy. The Company also believes that its business plan contains enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required, assuming minimum financing is obtained by mid-2010.

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

To fulfill orders in a timely fashion, the Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and quantity to achieve its projections. To satisfy this requirement, for the past two plus years the Company has outsourced its fulfillment operation to Webco Chemical Co., located in Dudley, Massachusetts. It believes that Webco has the capacity and ability to handle any and all requirements that the Company may have and more, over the next five years. As a backup, the Company also has made arrangements with JNJ Industries, located in Franklin, MA. The Company is also continuing its discussions with LOL/Purina to potentially satisfy all of its registration, distribution and manufacturing needs for potential orders that may require larger sizes and quantity of product in the US and overseas markets.  While the Company is under a verbal agreement to act as a distributor of its Bradfield Organics brand fertilizers, discussions are on-going as to how both companies may work together in order to maximize bottom line profits.

In addition to the minimum financing needed by mid-2010, the Company will need to continue to seek financing from outside sources to expand the business in 2010 and beyond. In order to provide this necessary additional financing, the Company intends to offer additional private placement opportunities to investors in an as yet undetermined amount. The Company is currently participating in a private offering to raise $500,000 dollars. The Company has no basis, however, for predicting the success of such an offering.

B.  SELECTED FINANCIAL DATA

Detailed information regarding the Company’s operations is contained in the Financial Statements section of this Report. The following table sets forth, for the periods indicated, certain key information about the Company.

Selected Financial Data
Organic Sales and Marketing, Inc.
For the Three Months Ended December 31, 2009 and 2008

Statements of Operations

	Three Months Ended	Three Months Ended
	December 30, 2009	December 30, 2008
	(Unaudited)	(Unaudited)

Revenues (Net)	$47,819	$44,632
Margin	8,562	11,158
Selling, General and Administrative Expenses (Note 1)	197,292	384,774
Interest Income/(Expense)	(16,756)	(11,046)

(Loss) from Operations	$ (205,486)	$(384,662)

Other Income/(Expense):
Valuation of Warrants granted for Financing costs (Note 2)	-0-	(593,484)

Net (Loss)	$ (205,486)	$(978,146)

Loss per share-Basic and Diluted	$(0.02)	$(0.13)

Weighted Average Number of Shares	10,117,055	7,776,450

Balance Sheets

	Three Months Ended	Three Months Ended
	December 30, 2009	December 30, 2008
	(Unaudited)	(Unaudited)

Cash	$27,318	$91,107
Accounts Receivable, net	17,645	6,511
Inventories	90,489	180,141
Fixed Assets	8,157	13,059
Other Assets	200	200
Prepaid Expense	20,946	61,242

TOTAL ASSETS	$164,755	$352,260

LIABILITIES
Accounts Payable-Trade	$544,963	$488,527
Accounts Payable-Related Party	13,858	-0-
Accrued Expenses	140,565	86,537
Notes Payable-Current	674,110	358,298
Note Payable-Long Term	-0-	-0-
TOTAL LIABILITIES	$1,373,496	$933,362

STOCKHOLDERS (DEFICIT)
Common Stock (Note 3)	$1,029	$824
Additional Paid in Capital	5,755,832	4,749,009
Accumulated (Deficit)	(6,965,602)	(5,330,935)

TOTAL STOCKHOLDERS (DEFICIT)	$(1,208,741)	$(581,102)

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)	$164,755	$352,260

Note 1:
Selling, General and Administrative expense includes $55,884 and $56,710 of Stock Option Expense for the three months ending December 31, 2009 and December 31, 2008, respectively.

Stock Option Expense is a non-cash accounting entry made for disclosure purposes. The offset to this entry is an increase in Additional Paid-In Capital.

Note 2:
On October 3, 2008, the Company commenced a private stock offering, whereby it authorized the issuance of 1,440,000 units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $360,000. The common stock purchase warrants are exercisable at $1.00 per share and carrying a five year exercise period. The offering was closed as of November 30, 2008. All 1,440,000 units were issued and $360,000 in cash was received. Warrant expense related to this offering for the three months ending December 31, 2008 was $593,484.

Warrant Expense is a non-cash accounting entry made for disclosure purposes. The offset to this entry is an increase in Additional Paid-In Capital.

Note 3:
Common Stock, $.0001 par value, 100,000,000 shares authorized 10,288,794; 8,239,494 shares issued and outstanding respectively.

The Company has incurred costs associated with the establishment of its business and the development and launching of its products line. It has established brand names, consumer recognition and interest in organics through private labels, the internet, the radio show and an established regional distribution network and  started generating revenues during the second half of calendar 2007.

Significant resources have been allocated to growing and expanding the Company from October 1, 2007 through December 31, 2009. These costs include, but are not limited to $185,817 for Legal and Accounting Fees, $598,152 for Payroll and payroll taxes, $231,902 for Advertising, $508,737 for brokered time purchased for our radio shows and $124,555 for Interest Expense. To help absorb these costs, the Company financed its operations during this period primarily through convertible promissory notes of $184,120, common stock issued in lieu of debt and payables for $333,912, notes payable from related parties of $573,710 and private placement stock offerings totaling $1,052,643.

The Company will continue to focus its efforts on improving and expanding its all natural cleaning, gardening and hand sanitizer product lines and establishing a large viable national distribution network for the distribution of these products. While there can be no assurances, the Company anticipates that these efforts will position itself to receive meaningful revenues in the not-too-distant future.

The Company has issued shares directly to accredited investors and through the conversion of the 6% convertible debentures and convertible promissory notes previously issued. All such shares have been issued in reliance upon exemptions from registration with the Securities and Exchange Commission. An approximate total of 69% of the Company’s outstanding common shares were restricted as of December 31, 2009.

For a more complete list of sales of unregistered securities by the Company, please refer to Part II, Item 5 of Form 10K for the year ended September 30, 2009, which is incorporated by reference herein.

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008
Revenue for the three months ended December 31, 2009 totaled $47,819 compared to $44,632 for the three months ended December 31, 2008. This represented a 7% increase for the quarter and is due in large part to the newly introduced Hand Sanitizer product line and commissions from Agway on their new 4 Step organic fertilizer program.

Gross profit was 18% for the three months ended December 31, 2009 compared to 25% for the three months ended December 31, 2008. The drop in gross margin can be attributed to temporarily decreased prices offered to introduce the Hand Sanitizer product line to customers, the increased cost of raw materials and increased shipping and receiving costs. All of the changes were directly related to declining economic conditions and the need to be competitive in the marketplace.

Operating expenses decreased by 49% for the three months ending December 31, 2009 vs. the three months ending December 31, 2008, due primarily to the non-renewal of certain radio station agreements, a cutback in office personnel, a reduction in non-effective print media advertising and more selective trade show participation.

Other Income/(Expense) decreased by $587,774 for the three months ending December 31, 2009 vs. the three months ending December 31, 2008. Warrants valued at $593,484 were granted during the three months ending December 31, 2008 for financing costs, while warrants were not granted during the three months ending December 31, 2009 resulting in a decrease of $593,484. This decrease was offset, however, by a 48% increase in interest expense as a result of related party operational funding received over the course of calendar 2009. See footnotes for Notes Payable-Related Party and Subsequent Events contained in the Financials for more detailed information.

Liquidity and Capital Resources

Cash was $27,318 at December 31, 2009 compared to $91,107 at December 31, 2008 or a decrease of $63,789. Net Cash Used in Operating Activities decreased by 58% or $184,570 for the three months ending December 31, 2009 vs. the three months ending December 31, 2008 due to the reduced Operating Expenses noted above. The Company’s operating loss for the three months ending December 31, 2009 was ($188,730) compared to ($373,616) for the three months ending December 31, 2008 or an improvement of $184,886.  Net Cash Provided by Financing Activities was $136,320 for the three months ended December 31, 2009 compared to $381,389 for the three months ended December 31, 2008 or a decrease of $245,069 which was due to a   decrease in cash received in private placement raises of $330,000, offset by increases in related party notes payable of $82,501 and decreases payments and borrowings on the Line of Credit of $3,430.

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

Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date. The Company records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these retailers or consumers. The provision for anticipated product returns and price markdowns is primarily based upon the analysis of the Company’s historical product returns and price markdowns. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. The Company will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In accordance with GAAP, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the balance sheet as deferred revenue until revenue recognition criteria is met.

Revenue from radio advertising is derived from three sources, the sale of commercial spots on the Garden Guys radio talk show, the sponsorship of informative show segments and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time. Radio advertising for the three months ended December 31, 2009 and 2008 were $4,845 and $-0-, respectively.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that all of its accounts receivable as of December 31, 2009 and September 30, 2009 are collectable and therefore no allowance has been taken. The full value of accounts receivable is held as collateral for the Company’s Line of Credit.

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

Advertising

The Company charges advertising costs to expense as incurred. Advertising expenses primarily consist of the Company's three hour weekly Garden Talk radio call in program with Citadel (WBSM) and Greater Media. Advertising expense for the radio contracts was $16,500 and $89,583 for the three months ended December 31, 2009 and 2008, respectively. Total advertising, including radio contracts, for the three months years ended December 31, 2009 and 2008 was $19,190 and $101,956, respectively. Advertising expense also includes display rack costs, slotting fees, samples, trade show participation and print media advertising.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and September 30, 2009.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature: EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18,“Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”). The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

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

In February 2007, FASB ASC 825-10 (Prior authoritative literature: Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ,”) was issued. This standard allows a company too irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009. The Company does not believe this standard will have any impact on the financial statements.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 changes accounting for certain multiple deliverable arrangements. ASU 2009-13 addresses the separation of deliverables and how to measure and allocate the arrangement consideration to one or more units of accounting in multiple deliverable arrangements. Currently, under the residual method of allocation, we use objective and reliable evidence of the fair value of the undelivered elements to separate deliverables in multiple deliverable arrangements. ASU 2009-13 eliminates the residual method and requires that consideration from the arrangement be allocated to all deliverables using the relative selling price method. ASU 2009-13 requires additional disclosures related to multiple deliverable revenue arrangements upon adoption and is effective for fiscal years beginning after June 15, 2010. In addition, ASU 2009-13 may be early adopted. It may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. We are currently evaluating the impact ASU 2009-13 will have on our financial position and results of operations, whether to early adopt and which implementation method to use upon adoption if not prescribed.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of the software revenue guidance. Under prior guidance such arrangements were accounted for as software if the software was determined to be more than incidental. ASU 2009-14 requires that any hardware components of such arrangements be excluded from software revenue guidance and that any essential software that is sold with or embedded within the product also be excluded from software revenue guidance. This ASU is effective for fiscal years beginning after June 15, 2010. In addition, ASU 2009-14 may be early adopted. ASU 2009-14 may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. Further, ASU 2009-14 must be adopted in the same period and with the same implementation method as ASU 2009-13. We are currently evaluating the impact ASU 2009-14 will have on our financial position and results of operations, whether to early adopt and which implementation method to use upon adoption if not prescribed.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended September 30, 2009, 2008 and 2007.

Subsequent Events

Subsequent to December 31, 2009 and through February 18, 2010, the Company’s CEO and Chairman of the Board advanced an additional $80,000 to the Company as operating capital bringing the total amount advanced to $396,131.

On January 21, 2010, the Board of Directors voted to accept the resignation of CFO Mark McEvoy due to continuing health issues.

On January 21, 2010, the Board of Directors approved the issuance of 1,773,333 shares of common stock in satisfaction of $260,000 in related party notes payable and $6,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $100,000 will be due and payable over the next 7 years at an interest rate of 8% per annum.

On January 21, 2010, the Board of Directors approved the issuance of 680,000 shares of common stock in satisfaction of $90,000 in related party notes payable and $12,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $14,000 will be due and payable over the next 2 years at an interest rate of 8% per annum.

On January 21, 2010, the Board of Directors voted to approve the grant of an aggregate of 1,135,000 Stock Options, at an exercise price of $.15 per share with full vesting in 2011 and expiring in 2020 to employees and independent consultants who performed at high levels over the course of 2009. The options will be valued using the Black-Scholes option pricing model and expensed accordingly.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period September 30, 2009 through February 18, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.  Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control

There was no change in our internal control over financial reporting during the three months ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Undercapitalization could impose growth restraints on the Company preventing us from entering other markets and regions, as planned.  The Company will continue to actively pursue private placement investor funding as allowed by SEC regulations and to satisfy debt and payables with stock, stock options and/or warrants as a means of capitalizing the Company until operations are sufficient enough to be self-sustaining. There can be no assurance, however, that these activities will be successful.

If Sam Jeffries were unable to host and produce the weekly talk show, this could have an adverse impact on the show’s educational and promotional programming, which is considered an essential part of our advertising and marketing plan.   The present co-hosts, Jim Zoppo and Layanee DeMerchant, could produce and conduct the show in Sam Jeffries absence.  In addition, Jim Zoppo is a well respected, well known horticulturist and radio talk show host in his own right.

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
We just recently started to receive meaningful cash flow from customer sales.  We expect that for the short term future, we will still rely on external funding sources, primarily equity capital, to finance our operations. While we believe that increasing cash  flow from customer sales will ultimately provide adequate funds to permit us to become self-sufficient, possibly, by the end of 2010; until then, we will continue to require additional capital from investors. If we were unable to obtain such funding from outside sources, we would likely be forced to reduce the level of our operations and business failure could become a real possibility.

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

(Registrant)

February 19, 2010	/s/
Date	SAMUEL F.H. JEFFRIES
CEO AND CHAIRMAN

February 19, 2010	/s/
Date	SAMUEL F.H. JEFFRIES,
INTERIM CHIEF FINANCIAL OFFICER