Form 10-Q
period 2010-03-31
Organic Sales & Marketing Inc
filed 2010-05-20
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 12,790,722 shares of common stock, par value $.0001, issued and outstanding as of May 9, 2010.

Organic Sales and Marketing, Inc.
Form 10-Q

TABLE OF CONTENTS

PAGE
PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II- OTHER INFORMATION

Item 1A. Risk Factors

Item 6. Exhibits

SIGNATURES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the six months ended March 31, 2010 and March 31, 2009.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2009 as contained in Registrant’s Form 10-K filing.

Organic Sales and Marketing, Inc.

Financial Statements for the Six Months Ended
March 31, 2010 (unaudited) and 2009 (unaudited)

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$29,810	$24,547
Accounts receivable, net	38,720	8,090
Inventories	98,261	109,581
Prepaid Expense	9,765	7,479

Total Current Assets	176,556	149,697

PROPERTY AND EQUIPMENT, NET	6,932	9,383

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$183,688	$159,280

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	March 31,	September 30,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable-trade	$566,109	$581,215
Accounts payable-related party	13,345	3,986
Accrued expenses	33,099	33,807
Accrued interest payable	64,500	61,620
Line of Credit	74,847	72,054
Notes payable - related parties	385,334	495,736

Total Current Liabilities	1,137,234	1,248,418

Total Liabilities	1,137,234	1,248,418

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares
authorized, 12,789,444 and 10,088,794 shares issued and
outstanding, respectively	1,279	1,009
Additional paid-in capital	6,195,279	5,669,969
Accumulated (Deficit)	(7,150,104)	(6,760,116)

Total Stockholders' (Deficit)	(953,546)	(1,089,138)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$183,688	$159,280

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
REVENUES

Product sales, net	$43,613	$35,637	$86,587	$80,269
Radio Advertising	22,460	21,370	27,305	21,370

Total Revenues	66,073	57,007	113,892	101,639

COST OF SALES	35,757	29,886	75,014	63,360

GROSS PROFIT	30,316	27,121	38,878	38,279

OPERATING EXPENSES

Advertising Expense	29,325	75,802	48,515	177,758
Payroll and Compensation Expense	51,302	95,952	110,891	205,436
Selling Expense	26,129	39,340	47,290	79,892
General and Administrative	55,587	72,802	98,977	138,680
Legal and Accounting	37,371	42,996	91,333	109,900

Total Operating Expenses	199,714	326,892	397,006	711,666

LOSS FROM OPERATIONS	(169,398)	(299,771)	(358,128)	(673,387)

OTHER INCOME (EXPENSE)

Interest income	280	282	557	757
Interest expense	(15,384)	(10,703)	(32,417)	(22,224)
Valuation of Warrants granted for Financing Costs	-	(361,353)	-	(954,837)

Total Other Income (Expense)	(15,104)	(371,774)	(31,860)	(976,304)

NET LOSS BEFORE INCOME TAXES	(184,502)	(671,545)	(389,988)	(1,649,691)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(184,502)	$(671,545)	$(389,988)	$(1,649,691)

LOSS PER SHARE-
Basic and Diluted	$(0.02)	$(0.08)	$(0.03)	$(0.20)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
Basic and Diluted	12,207,624	8,598,056	11,150,852	8,111,642

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders' (Deficit)
For the period October 1, 2007 through March 31, 2010

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, October 1, 2007	5,388,569	$539	$1,898,410	$(2,104,520)	$(205,571)

Shares issued for cash at $.50/share	870,000	87	434,913	-	435,000

Shares issued for cash at $1.00/share	33,123	3	33,120		33,123

Shares issued for debt and payables at $1.00/share	139,562	14	139,548		139,562

Shares issued for conversion of debt at $.50/share	368,240	37	184,083		184,120

Debt Settlement Expense related to issuance of stock at a discount			685,420		685,420

Valuation of Options and Warrants Granted			363,465		363,465

Net loss for the year ended September 30, 2008				(2,248,268)	(2,248,268)

Balance, September 30, 2008	6,799,494	$680	$3,738,959	$(4,352,789)	$(613,150)

Shares issued for cash at $.25/share	1,440,000	144	359,856		360,000

Shares issued for cash at $.15/share	1,296,800	130	194,390		194,520

Shares issued for services rendered at $.40/share	450,000	45	179,955		180,000

Shares issued for services rendered at $.10/share	50,000	5	4,995		5,000

Shares issued for services rendered at $.18/share	50,000	5	8,995		9,000

Shares issued for services rendered at $.14/share	2,500	-	350		350

Valuation of Options and Warrants Granted	-	-	1,182,470		1,182,470

Net loss for the year ended September 30, 2009	-	-	-	(2,407,327)	(2,407,327)

Balance, September 30, 2009	10,088,794	$1,009	$5,669,969	$(6,760,116)	$(1,089,138)

Shares issued for cash at $.15/share	247,317	25	37,073		37,097

Shares issued for conversion of debt at $.15/share	2,453,333	245	367,755		368,000

Valuation of Options and Warrants Granted	-	-	120,482		120,482

Net loss for the six months ended March 31, 2010 (Unaudited)	-	-	-	(389,988)	(389,988)

Balance, March 31, 2010 (Unaudited)	12,789,444	$1,279	$6,195,279	$(7,150,104)	$(953,546)

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(389,988)	$(1,649,691)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	2,451	2,451
Valuation of options and warrants granted	120,482	1,068,258
Stock Issued for Accrued Interest	18,000	-
Change in operating assets and liabilities:
Accounts receivable-trade	(30,630)	15,461
Inventories	11,320	(27,544)
Prepaid Expense	(2,286)	2,933
Accounts payable-trade	(15,106)	31,525
Accounts payable-related party	9,359	3,922
Accrued expenses	(708)	23,570
Accrued interest payable	4,618	15,525

Net Cash Used in Operating Activities	$(272,488)	$(513,590)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	37,097	554,520
Proceeds from Line of Credit	10,000	9,727
Payments on Line of Credit	(7,207)	(10,853)
Proceeds from notes payable - related party	240,800	27,500
Payments on notes payable - related party	(2,939)	-

Net Cash Provided by Financing Activities	$277,751	$580,894

NET INCREASE (DECREASE) IN CASH	$5,263	$67,304

CASH, BEGINNING OF PERIOD	$24,547	$27,838

CASH, END OF PERIOD	$29,810	$95,142

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$7,776	$5,616
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Valuation of Options and Warrants Granted	$120,482	$1,068,258
Stock issued for related party notes payable	350,000
Stock issued for interest on related party notes payable	18,000

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (unaudited)

Note 1 – Basis of Financial Statement Presentation
The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its September 30, 2009 Form 10K filing on January 14, 2010. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

Note 2 – Net Income/(Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 2,295,145 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 2,920,920 were considered, but not included in the computation of loss per share because their effect is also anti-dilutive.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Basic and Diluted

Net Loss - Numerator	$(184,502)	$(671,545)	$(389,988)	$(1,649,691)

Weighted Average Shares - Denominator	12,207,624	8,598,056	11,150,852	8,111,642

Per Share Amount	$(0.02)	$(0.08)	$(0.03)	$(0.20)

Note 3 – Inventories

Inventories consisted of the following as of:

	March 31,	September 30,
	2010	2009
	(Unaudited)

Raw materials	$68,785	$70,179
Finished goods	29,476	39,402
Totals	$98,261	$109,581

At March 31, 2010 and September 30, 2009, no provision for obsolete inventory was recorded by the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (unaudited)

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

On January 21, 2010, the Board of Directors approved the granting of 1,155,000 common stock option shares to officers, directors, employees and independent contractors. Under the terms of the grants approved, shares carry an exercise price of $.15 per share, vest over a four year period at a rate of 25% per year and only vested options can be exercised over a ten year period.

As of March 31, 2010, under this plan, there were 1,140,145 options outstanding at the exercise price of $1.00 per share and 1,155,000 options outstanding at the exercise price of $.15 per share.   The issuance of these options was approved by holders of the majority of the Company’s outstanding common stock. The total amount of option expense recorded for the six months ended March 31, 2010 was $120,482, of which, $55,379 was recorded as payroll and compensation expense and $65,103 was recorded as legal and accounting expense. The amount of option expense to be charged over the remainder of the exercise period is $580,847.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model with the following assumptions: expected life of 10 years, a risk free interest rate of 2.46-3.71%, a dividend yield of 0% and volatility ranging from 75% in 2008, 154% to 192% in 2009 and 190% in 2010.

Outstanding common stock options as of March 31, 2010 are summarized below:

	Number of Shares	Weighted Average Exercise Price
Stock Options Outstanding, October 1, 2007	-	$-

Options Granted	1,126,250	$1.00
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	29,000	$1.00
Options Exercised	-	$-
Options Canceled	(15,105)	$1.00

Stock Options Outstanding, September 30, 2009	1,140,145	$1.00

Stock Options Exercisable, September 30, 2009	438,057	$1.00

Options Granted	1,155,000	$0.15
Options Exercised	-	.
Options Canceled	-	$-

Stock Options Outstanding, March 31, 2010 (unaudited)	2,295,145	$0.57

Stock Options Exercisable, March 31, 2010 (unaudited)	634,682	$0.94

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (unaudited)

Note 4 – Stock Options (Continued)
The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
February-08	$1.00	861,145	7.92	453,254	$1.00
May-08	$1.00	250,000	8.17	119,792	$1.00
January-09	$1.00	5,000	8.84	1,563	$1.00
April-09	$1.00	10,000	9.08	2,396	$1.00
August-09	$1.00	14,000	9.42	2,333	$1.00
January-10	$0.15	1,155,000	9.84	55,344	$0.15
		2,295,145		634,682
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
The amount of warrant expense related to this offering for the six months ending March 31, 2009 was $593,484.

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 units, each consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed on March 31, 2009, at which time 1,296,800 unit shares were issued and $194,520 in cash was received. The amount of warrant expense related to this offering for the six months ending March 31, 2009 was $361,353.

Total warrant expense charged as financing costs for the six months ended March 31, 2010 and 2009 was $-0- and $954,837, respectively.
.
The Company has determined the estimated value of warrants granted during the six months ended March 31, 2009 using the Black-Scholes pricing model with the following assumptions:  expected life of 5 years; a risk free interest rate of 1.66%-2.71%; a dividend yield of 0% and volatility of 149.62%-172.61%.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (unaudited)

Note 5 – Common Stock Purchase Warrants (Continued)

Outstanding common stock purchase warrants as of March 31, 2010 are summarized below:

	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding, October 1, 2007	-	$-

Warrants Granted	184,120	$2.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-
Warrants Outstanding and Exercisable, September 30, 2008	184,120	$2.00

Warrants Granted	2,736,800	$1.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-
Warrants Outstanding and Exercisable, September 30, 2009	2,920,920	$1.06

Warrants Granted	-	$-
Warrants Exercised	-	$-
Warrants Canceled	-	$-
Warrants Outstanding and Exercisable, March 31, 2010 (unaudited)	2,920,920	$1.06

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.

	Warrants Outstanding			Warrants Exercisable
			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
Jun-08	$2.00	184,120	0.25	184,120	$2.00
Oct-08	$1.00	40,000	3.59	40,000	$1.00
Nov-08	$1.00	1,400,000	3.67	1,400,000	$1.00
Feb-09	$1.00	666,667	3.92	666,667	$1.00
Mar-09	$1.00	630,133	4.00	630,133	$1.00
		2,920,920		2,920,920

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (unaudited)

Note 6 – Equity Transactions

On December 16, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 3,333,334 shares of its common stock for a total raise of $500,000.  The offering was closed on March 31, 2010 and $37,097 of the $500,000 was raised and 247,317 shares of common stock were issued.

On January 21, 2010, the Board of Directors approved the issuance of 1,773,333 shares of common stock in satisfaction of $260,000 in related party notes payable and $6,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $100,000 (See Note 7) will be due and payable over the next 7 years at an interest rate of 8% per annum.

On January 21, 2010, the Board of Directors approved the issuance of 680,000 shares of common stock in satisfaction of $90,000 in related party notes payable and $12,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $14,000 (See Note 7) will be due and payable over the next 2 years at an interest rate of 8% per annum.

Note 7 – Notes Payable- Related Parties

Through September 30, 2007, a director of the company loaned the Company a total of $32,026 at an interest rate of 6% per annum. During the fiscal year ended September 30, 2008 the Company issued 30,779 shares of common stock in relief of $30,779 in debt. This director advanced $75,000 during fiscal year 2008. During the fiscal year ended September 30, 2009, the director advanced the Company an additional $27,499, bringing the total principal balance due as of January 20, 2010 to $103,747. This note was payable monthly in the amount of $1,000 plus interest, however, no scheduled payments were made through January 20, 2010 by the Company. On January 21, 2010, the Company’s Board authorized the conversion of $102,000 of principal and accrued interest to common stock and issued a new promissory note for balance in the amount of $14,000. The new promissory note of $14,000 carries an interest rate of 8% per annum, is payable monthly at $1,000 per month beginning February 21, 2010, matures March, 2012 and is unsecured. No scheduled payments were made on the new note through March 31, 2010 and the note was considered in default. As of March 31, 2010, accrued interest owed on the new promissory note was $219.

Through September 30, 2007, the CEO and Chairman of the Board of the Company advanced the Company $20,000. During the fiscal year ended September 30, 2008 the Company issued a total of 20,000 shares of common stock in satisfaction of $20,000 in debt. As of January 20, 2010 total principal owed on the note was $356,068. Monthly payments were not required and interest accrued at 6% per annum. On January 21, 2010, the Company’s Board authorized the conversion of $266,000 of principal and accrued interest to common stock and issued a new promissory note for the balance in the amount of $100,000. The new promissory note of $100,000 carries an interest rate of 8% per annum, is payable monthly at $1,558 per month beginning February 21, 2010, matures January, 2017 and is unsecured. Scheduled payments were made on the new note through March 31, 2010. Since January 21, 2010, additional funds of $89,800 have been advanced by the CEO to the Company and added to the $100,000 promissory note, subject to final Board approval at the May 6, 2010 Board of Directors meeting. As of March 31, 2010, accrued interest owed on the new promissory note was $1,397.

Through September 30, 2008, a director of the company advanced a total of $12,772 in the form of a demand note dated March 15, 2008.  During the 2008 fiscal year end 1,917 shares of common stock were issued in satisfaction of $1,917 in debt, resulting in a principal balance due as of September 30, 2009 and 2008, of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. During the six months ending March 31, 2010, no scheduled payments were made and the note was considered in default. As of March 31, 2010, accrued interest owed on the Note was $1,319.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (unaudited)

Note 7 – Notes Payable- Related Parties (Continued)

Through September 30, 2008, a director of the company, advanced $175,000 to the Company. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2008, however, the note holder agreed to extend the maturity date for an additional twelve months given the same terms and conditions as the original note. Through the period March 31, 2010, no payments were made and the note was considered in default. As of March 31, 2010, accrued interest owed on the Note was $61,252.

Notes payable-related parties consisted of the following at:

	March 31,	September 30,
	2010	2009
	(Unaudited)

Note payable with a director of the Company,
interest at 8% per annum, payments of $1,000 is
due monthly beginning February 21, 2010, matures
January, 2012, unsecured.	$14,197	$103,747

Note payable with a director of the Company,
interest at 8% per annum, payments of $1,558.62
is due monthly beginning January 21, 2010,
matures January, 2017, unsecured	185,282	206,133

Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,020 due monthly beginning April 15, 2008,
matures April, 2009, unsecured.	10,855	10,855

Note payable with a director of the Company,
interest at 12% per annum. No monthly payments
are required. All accrued interest and principal is
paid at maturity, December 1, 2009	175,000	175,000

Total Notes Payable - Related Parties	$385,334	$495,736
Less: Current Portion	(385,334)	(495,736)

Long-Term Notes Payable - Related Parties	$-	$-

Total accrued interest at March 31, 2010 and September 30, 2009 was $64,500 and $61,620, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2010 (unaudited)

Note 8 – Going Concern

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

Note 9 – Subsequent Events

Subsequent to March 31, 2010 and through May 9, 2010, the Company’s CEO and Chairman of the Board advanced an additional $26,000 to the Company as operating capital bringing the total amount advanced, not including debt converted to stock  to $115,800.

On May 6, 2010, the Board of Directors voted to approve Keith Lowey, CPA as the Company’s new Chief Financial Officer replacing Mark McEvoy who resigned from the position for health reasons.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period March 31, 2010 through the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

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

A. PLAN OF OPERATIONS

OSM, Inc., is a sales and marketing company that specializes in the sales and marketing of non-food natural, organically certified and USDA BioPreferred products.  Primarily cleaners, hand sanitizers and fertilizers,  that are developed through much of its own licensed technology, the Company uses a contract manufacturer located in Massachusetts for much of its production.  The Company is now focusing its efforts for sales opportunities to Federal government agencies, military branches,  small to mid-sized retail supermarkets, hotel and hospitality facilities, colleges, universities, and laboratories, local and regional government agencies, and lawn and garden centers. In addition, new markets continue to be pursued that include on line retail operations, some of whom carry their own inventory and others who may rely on the Company to fulfill their orders. The Company also recently began fulfilling orders under the customers own private label for a national catalog company which also has brick and mortar retail locations.  Essentially, OSM, Inc. has become a sales and marketing company of branded organic and natural products which markets into many different industries throughout the world.

The Company has a licensing agreement with a British based company and has the rights to several proprietary formulas used in its extensive line of cleaning products. Through its own brands, these excellent non-food organic and/or natural products are then marketed to such entities.

While the Company continues to develop its operating history and bring on new customers, the risks, expenses and difficulties encountered by an expanding company must be considered when evaluating the Company’s prospects. Management believes that existing funds, in conjunction with minimum funds sought to be raised during 2010 and projected revenues from operations will be sufficient to reach self-sufficiency by the end of 2010 or early 2011. Expansion of the business into 2010 and beyond will likely require additional investment through private placement offers or the ability of the Company to secure funding elsewhere. There can be no guarantee, however, that the Company will be able to raise either the minimum capital it needs to sustain its 2010 operations or the larger amount of capital it will need to expand and grow the business well into 2010 and beyond. Failure to do so would likely have an adverse effect on the Company’s ability to continue its operations.  Most recently, the Company has been loaned money by its’ CEO and President , Sam Jeffries.

The Company believes it is equipped with the necessary products to go to market and has developed strategic alliances with several distributors in various industries; however, given the existing economic climate and lack of sales to date, operating expenses cannot be predicted with any real degree of certainty. They will depend on several factors, including, but not limited to, marketing expenses, continued acceptance of the Company’s products, competition for such products and the current economic environment.

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

The Company recently entered into a Supplier Agreement with W.W. Grainger, Lake Forest, IL for a one year term beginning May 15, 2010.  The Agreement’s term will automatically renew for successive One (1) year periods.

The Company currently has in excess of 100 SKU’s in its product line offering.  Should other opportunities present themselves whereby the Company can capitalize on immediate sales growth then the Company will carefully evaluate such opportunities.

The Company continues to maintain strong, strategic relationships with several other distributors including Fisher Scientific, a leading global provider of laboratory equipment, chemicals, supplies and services for their Research, Safety, Healthcare and Science Education divisions serving over 350,000 customers and    United Natural Foods (UNFI), a leading natural food distributor based in Chesterfield, NH servicing over 17,000 customers nationwide.  And, as previously mentioned,  the Company recently signed contract with W.W. Grainger based in Lake Forest, IL.  W.W. Grainger has over 1 million business and institutional customers in 153 countries with a diverse customer base, comprised of facilities maintenance professionals from businesses and institutions of all sizes.  The Company’s current agreement is non-exclusive for sales in the United States only.

To date, W.W. Grainger, Inc., has only sold the Company’s OSM line of cleaning products and hand sanitizers, but will be adding the Company’s entire accoutrement of branded Mother Nature’s Cuisine products which includes, Oh No Deer repellant, Fish & Seaweed liquid concentrate fertilizer & Garden Guys Garden Neem. In addition, W.W. Grainger will also be adding the co-branded OSM/Bradfield Organics fertilizers in both 40 lb retail and 50 lb Pro Turf formulations.  Many of these products are USDA BioPreferred certified and according to Federal Executive Order #13514, which states “Federal government agencies, military branches and Federal contractors must give preferred purchasing preference for BioPreferred biobased products.”  The Company anticipates that this may have an impact on its future sales within markets not currently being sold by the Company and through its existing distributor relationships.

The Company launched its organic fertilizer products in the spring of 2008 under its Mother Natures CuisineTM brand.   The current economic pressures in addition to the season just beginning in the northeast  have yet to dramatically impact sales.  Commitments to carry the  products still remain from Shaw’s, Whole Foods, Aubuchon Hardware, and many independent garden centers.  While the Company had verbally contracted with Arett Sales, a $150 million lawn, garden and home improvement distributor of 54 years based in Cherry Hill, NJ, servicing 20 states and Washington, D.C. to sell its products, sales still have yet to materialize for the 2010 season.  The Company’s organically certified insecticide/fungicide product, Garden Guys Garden NEEM, which was first introduced in the spring of 2007, is continually shipping to many of the above named customers in conjunction with the fertilizer products. Sales of Garden Guys Garden NEEM in 2010 should continue to grow with the additional distribution outlets, increased exposure due to advertising, better brand name recognition and on-going discussions with government entities through the Company’s affiliation with the USDA BioPreferred program. (See Exhibit 10.24)

The Company continues to develop relationships where there is an increasing demand for consistent performance and safe environmental acceptability of eco-products.  Should the present “green movement” continue, the Company may be well positioned capitalize in these sales.  Together, and in conjunction with its recent USDA BioPreferred status, the Company believes that it can provide simple, safe solutions for replacing harmful chemicals increasingly being found in various work places through its’ associations with  such entities as W.W. Grainger, Fisher Scientific and others.

The Company continues to maintain an e-commerce internet presence hosting five different sites, www.garden-guys.com , www.mothernaturescuisine.com , www.osm-inc.com , www.naturalnevrdull.com , and www.dragonflyorganix.com ..

The Company will continue its active participation in various related trade publications and trade shows. Most recent completed shows were; the New England Grows Lawn & Garden Show, Fisher Scientific National Sales Meeting, Massachusetts Biotech Council, NH Hotel & Hospitality, MA Women’s Expo, RI Women’s Expo, Cape Cod Spring Home Show, and the Company’s President recently attended the GSA (General Services Administration) show on behalf of Grainger, Fisher Scientific and the USDA BioPreferred program.  The Company will also participate in the New England Hotel & Hospitality Convention and the Natural Products Expo, Boston, MA, later this year.  Each of these markets are either currently carrying the Company’s products or have expressed interest in them.

Since its participation in the USDA BioPreferred show in June of 2009, the Company has attained USDA BioPreferred status for many of its commercial cleaning and hand sanitizer products. (see Exhibit 10.26).  This distinction continues to open doors for the Company into those distributors who sell to the Federal  government through GSA (General Services Administration),  state and local contracts and other contracts where there may be an increased interest for USDA BioPreferred approved products.  The Company continues to ship orders to various sectors of the Federal Government.  Many of the Company’s products were added to the GSA schedule by one of the Company’s distributors and the Company is in continued discussions with other entities within the United States government through some of its distributors currently holding GSA contracts.

For the current fiscal year, second quarter sales and gross profit   increased by 38% and 254% respectively over sales and gross profit for the first quarter. This is due in part to driving down such costs as slotting fees, radio expenditures, and salary cutbacks. The Company chose to maintain its largest network station while eliminating all of its other stations, thereby eliminating cost and redundancy.  The Company continually looks for opportunities to cut costs that won’t have an impact on customer service or product quality.

 In 2010, the Company projects a loss, however, if sales come in stronger than anticipated, a small profit and positive cash flow from operations are a  possibility.  If, however, the Company is unsuccessful in raising additional capital by the summer of 2010, the probability of hitting its short term financial goals may be seriously impacted.

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of its non-food, natural product offerings.  The Company’s commercials are currently being aired a minimum of fifteen times per week on a Boston based FM talk station. Sam Jeffries, the Company’s President, hosts a live, weekly three hour Sunday morning garden talk radio show which is currently heard on Greater Media radio 96.9 FM WTKK and is also available on the internet via streaming or Podcasts through one of the Company’s websites, www.garden-guys.com ..  Using this allows it to keep listeners informed about the importance of considering natural, organic, chemical-free alternatives, how they should use these products and where they can buy them. This helps forge relationships with key people in various scopes of business, politics and the general public.  Since the Company pays for the air time, it receives an inventory of commercials which are used as a follow up during the work week to educate consumers about its organic and natural products, hand sanitizers, etc. and where they can purchase these products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show.  The Company has yet to sell all of its’ allotted inventory or enough to cover the current costs of the radio.  WTKK, 96.9 FM, based in Boston, MA, is owned by Greater Media and is the radio shows flag ship station and is part of one of the largest markets in the country.

As previously noted, the Company has strategic relationships established with key sales representative and distributor organizations in the markets that it services and has developed very strong relationships with several vendors for the fulfillment of its organic liquid and granular fertilizer product lines. The Company plans to vigorously pursue all strategic relationships that enhance its ability to deliver quality non-food, all natural products at reasonable prices.

The Company’s projected Plan of Operations for 2010 consist of the following: (000’s omitted)

CALENDAR
Year 2010

Revenues	$2500
Margin	500
Selling, General and Administrative Expense	540
Net Profit/ (Loss) from Operations	$ (40)

The Company continues to rely on invested capital and short-term debt. It also continues to seek additional minimum financing of $500,000 to maintain operations in 2010. If operating revenues increase and the Company is able to attain close to break even in 2010, operations may become self-sustaining in 2011; however, additional investor funds would still be needed to continue to expand in 2010 and beyond. On the other hand, if the Company is unable to raise the minimum financing needed in 2010, it would likely exhaust its resources in mid-to-late 2010.

1.   Revenue Projections

Despite its heavy financial commitment to continually advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that the products will sell as the Company believes they will, or that the consumer will reorder the products once they have used them.

Given the most recent unprecedented economic market, the Company did not reach and, in fact, fell well short of its 2009 projections.  Although the Company has been able to strategically align itself with a multitude of distributors in various retail, wholesale and commercial sectors, it did not anticipate the length of time go to market.  The 2010 projections have been made on an industry-by-industry basis with 80% of projected revenues coming from a combination national distributors in the Federal government, military, laboratory, commercial and industrial sectors, from ; 15% from grocery, private label, hotel & hospitality, lawn & garden, convenience and college book stores and the remaining 5% from a combination of website and radio ad sales. In preparing these projections, customers were identified as those currently being shipped, those to whom we are about to start shipping and those who have indicated a desire to carry the products at some point during 2010.

2.   Expense Projections

Costs of sales were projected based upon the products being sold using the extensive by product cost analysis we have developed for each of our products. As volume increases, it is expected that costs will go down as a function of better quantity purchases. Our projections do not, however, take these cost reductions into consideration.

General and Administrative costs were projected at 8% of revenues, in line with our corporate objective of keeping G&A expenses level as sales increase.

Selling expenses were projected at 14% of revenues. If revenues are higher than projected, more of the additional revenues will be reinvested in further marketing and selling activities. If revenues come in lower than projected, analysis will be done to determine why and, if appropriate, marketing and selling expenses will be reduced or redirected. These expenses include, but are not limited to, radio show costs, display cases, trade shows, commissions, samples, payroll and print media advertising.

The Company believes that it has developed a well-thought out business plan based upon educated assumptions using the most current data available. There is, of course, no guarantee as to how much or how often existing or new customers will buy   The Company also believes that its business plan contains enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required, assuming minimum financing is obtained by mid 2010.

There can be no assurance that the Company’s actual operations will reflect the above projections. Market conditions, competition, supplier delays, the ability to raise capital and all other risks associated with the operation of a business could adversely impact the Company’s ability to reach the above projections.

The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key markets to sell its natural cleaning and gardening products, and continue to leverage its other business relationships. The Company continues to receive orders and re-orders from the various outlets in which it is positioned.  In addition, the recent emphasis on Federal Executive Order #13514 (referenced earlier in this section) may create additional sales opportunities for the Company’s products.

To fulfill orders in a timely fashion, the Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and quantity to achieve its projections.  To satisfy this requirement, for the past two plus years the Company has outsourced its fulfillment operation to Webco Chemical Co., located in Dudley, Massachusetts. It believes that Webco has the capacity and ability to handle any and all requirements that the Company may have and more, over the next five years.  As a backup to Webco, however, the Company also has made arrangements with JNJ Industries, located in Franklin, MA.  The Company has also made arrangements with LOL/Purina to fulfill its dry fertilizer product manufacturing and distribution needs for potential orders that might require larger sizes and quantities than those currently being handled by our fulfillment company.

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

Selected Financial Data
Organic Sales and Marketing, Inc.
For the Three Months Ended March 31, 2010 and 2009

Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Revenues (Net)	$66,073	$57,007
Margin	30,316	27,121
Selling, General and Administrative Expenses (Note 1)	199,714	326,892

(Loss) from Operations	(169,398)	(299,771)

Other Income/(Expense):
Valuation of Warrants granted for Financing costs (Note 2)	-0-	(361,353)
Interest Income/(Expense)	(15,104)	(10,421)

Net (Loss)	$(184,502)	$(671,545)

Loss per share-Basic and Diluted	$(0.02)	$(0.08)

Weighted Average Number of Shares	12,207,624	8,598,056

Balance Sheets

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Cash	$29,810	$95,142
Accounts Receivable, net	38,720	11,249
Inventories	98,261	176,930
Fixed Assets (Net)	6,932	11,833
Other Assets	200	200
Prepaid Expense	9,765	50,998

TOTAL ASSETS	$183,688	$346,352

LIABILITIES
Accounts Payable-Trade	$566,109	$512,008
Accounts Payable-Related Party	13,345	3,922
Accrued Expenses	97,599	107,203
Line of Credit	74,847	73,681
Notes Payable-Current	385,334	289,602
TOTAL LIABILITIES	1,137,234	986,416

STOCKHOLDERS (DEFICIT)
Common Stock (Note 3)	1,279	954
Additional Paid in Capital	6,195,279	5,361,462
Accumulated (Deficit)	(7,150,104)	(6,002,480)

TOTAL STOCKHOLDERS (DEFICIT)	(953,546)	(640,064)

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)	$183,688	$346,352

Note 1:
Selling, General and Administrative expense includes $64,599 and $56,710 of Stock Option Expense for the three months ending March 31, 2010 and 2009, respectively.

Stock Option Expense is a non-cash accounting entry made for disclosure purposes. The offset to this entry is an increase in Additional Paid-In Capital.

Note 2:
On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 units, each consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed on March 31, 2009, at which time 1,296,800 unit shares were issued and $194,520 in cash was received. The amount of warrant expense related to this offering for the three months ending March 31, 2009 was $361,353.

Warrant Expense is a non-cash accounting entry made for disclosure purposes. The offset to this entry is an increase in Additional Paid-In Capital.

Note 3:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 12,789,444 and 9,536,294 shares issued and outstanding respectively.

The Company is continuing to focus its efforts on improving and expanding its cleaning, gardening and hand sanitizer product lines, while simultaneously establishing a large viable national network for the distribution of these products. At considerable cost and through its very popular radio show, private labeling, trade show participation and the internet, it has developed established brand names, consumer recognition and interest in organics. While there can be no assurances, the Company expects that these efforts will position itself to receive meaningful revenues in the not-too-distant future.

Significant resources have been allocated to growing and expanding the Company from October 1, 2008 through March 31, 2010. These costs include, but are not limited to $426,386 for Legal, Accounting and Other Professional Fees, $293,771 for Payroll and Payroll Taxes, $57,857 for Advertising, $242,615 for brokered time purchased for our radio shows and $80,322 for Interest Expense. To help absorb these costs, the Company has financed its operations during this period primarily through common stock issued in lieu of debt and payables for $562,300; notes payable from related parties of $385,334; and private placement stock offerings totaling $591,617.

Approximately 73% of the Company’s outstanding common shares were restricted as of March 31, 2010.

For a more complete list of sales of unregistered securities by the Company, please refer to Part II, Item 5 of Form 10K for the year ended September 30, 2009, which is incorporated by reference herein.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue for the three months ended March 31, 2010 totaled $66,073 compared to $57,007 for the three months ended March 31, 2009. This represented a $9,000 or 16% increase for the quarter which was due primarily to tremendous growth in the Hand Sanitizer product line offset by slower than usual NEEM and fertilizer sales of $5,000 due to heavy early spring rains.

Gross profit was 45.9% for the three months ended March 31, 2010 compared to 47.6% for the three months ended March 31, 2009. The drop in gross margin is primarily due to temporarily decreased prices offered to introduce the Hand Sanitizer product line to customers and the need to be competitive in this market.

Operating expenses decreased by 39% or ($127,178) for the three months ending March 31, 2010 versus the three months ending March 31, 2009, due primarily to a cutback in radio stations with overlapping coverage, a cutback in office personnel and more selective trade show participation.

Other Income/(Expense) decreased by ($356,670) for the three months ending March 31, 2010 versus the three months ending March 31, 2009. This was primarily due to no warrants being offered for the three months ended March 31, 2010 versus three months ended March 31, 2009, where warrant valuations totaled $361,353.

Liquidity and Capital Resources

Cash was $29,810 at March 31, 2010 compared to $95,142 at March 31, 2009 or a decrease of ($65,332). Net Cash Used in Operating Activities decreased by 47% or $241,102 for the three months ending March 31, 2010 versus the three months ending March 31, 2009, because less cash was needed to fund Operating Expenses as noted above and cost of sales due to a significant reduction in inventory. The Company’s operating loss for the three months ending March 31, 2010 was ($169,398) compared to ($299,771) for the three months ending March 31, 2009 or an improvement of $130,403. Net Cash Provided by Financing Activities was $277,751 for the three months ended March 31, 2010 compared to $580,894 for the three months ended March 31, 2009 or a decrease of $303,143. This was due to a net decrease in cash received in private placement offerings of $517,423, offset by a net increase in related party notes payable of $210,361 and a net increase on the Line of Credit of $2,793.

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

Revenue from radio advertising is derived from three sources, the sale of commercial spots on the Garden Guys radio talk show, the sponsorship of informative show segments and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time. Radio advertising for the three months ended March 31, 2010 and 2009 were $22,460 and $21,370, respectively.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that all of its accounts receivable as of March 31, 2010 and September 30, 2009 are collectable and therefore no allowance has been taken. The full value of accounts receivable is held as collateral for the Company’s Line of Credit.

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

Advertising

The Company charges advertising costs to expense as incurred. Advertising expenses primarily consist of the Company's three hour weekly Garden Talk radio call in program with Citadel (WBSM) and Greater Media (WTKK). Advertising expense for the radio contracts was $16,500 and $62,401for the three months ended March 31, 2010 and 2009, respectively. Total advertising, including radio contracts, for the three months years ended March 31, 2010 and 2009 was $29,325 and $75,802, respectively. Advertising expense also includes display rack costs, slotting fees, samples, trade show participation and print media advertising.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2010 and September 30, 2009.

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

Net Income (Loss) per Share

Basic net Income (loss) per share is computed by dividing net income {loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 2,295,145 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 2,920,920 were considered, but not included in the computation of loss per share, because their effect is anti-dilutive, as well.

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

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended September 30, 2008, 2007 and 2006.

Subsequent Events

Subsequent to March 31, 2010 and through May 9, 2010, the Company’s CEO and Chairman of the Board advanced an additional $26,000 to the Company as operating capital bringing the total amount advanced, not including debt converted to stock, to $115,800.

On May 6, 2010, the Board of Directors voted to approve Keith Lowey, CPA as the Company’s new Chief Financial Officer replacing Mark McEvoy who resigned from the position for health reasons.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period March 31, 2010 through May 9, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

Item 4. Controls and Procedures

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control

As noted in the report 10-K of the Company, we commented on a material weakness regarding the capturing and reporting certain transactions involving payment through issuance of stock.  Current changes to our internal control procedures included having management implement additional sign-offs and review procedures over contracts paid in cash or stock.  Management believes that these additional controls help mitigate the material weakness noted in the form 10-K from recurring in future periods.

PART II – OTHER INFORMATION

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

Item 6. Exhibits

10.24	USDA letter notifying OSM that we are Bio-Preferred program participants.

10.26	USDA Bio-Preferred Press Release.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

May 20, 2010	/s/
Date	SAMUEL F.H. JEFFRIES
CEO AND CHAIRMAN

May 20, 2010	SAMUEL F.H. JEFFRIES,
Date	INTERIM CHIEF FINANCIAL OFFICER