Form 10-Q
period 2010-06-30
Organic Sales & Marketing Inc
filed 2010-08-16
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes☐ No ☒

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 13,345,722 shares of common stock, par value $.0001, issued and outstanding as of August 6, 2010.

Organic Sales and Marketing, Inc.
Form 10-Q
TABLE OF CONTENTS

PAGE

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4. Controls and Procedures	29

PART II- OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	31

SIGNATURES	32

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the nine months ended June 30, 2010 and June 30, 2009.

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

Organic Sales and Marketing, Inc.

Financial Statements for the Nine Months Ended
June 30, 2010 (unaudited) and 2009 (unaudited)

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

	June 30,	September 30,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$30,626	$24,547
Accounts receivable, net	15,360	8,090
Inventories	89,289	109,581
Prepaid Expense	18,956	7,479

Total Current Assets	154,231	149,697

PROPERTY AND EQUIPMENT, NET	5,706	9,383

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$160,137	$159,280

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

	June 30,	September 30,
	2010	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable-trade	$527,153	$581,215
Accounts payable-related party	17,248	3,986
Accrued expenses	11,857	33,807
Accrued interest payable	73,938	61,620
Line of Credit	69,787	72,054
Notes payable - related parties	429,514	495,736

Total Current Liabilities	1,129,497	1,248,418

Total Liabilities	1,129,497	1,248,418

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,939,444 and 10,088,794 shares issued and outstanding, respectively	1,294	1,009
Additional paid-in capital	6,274,863	5,669,969
Accumulated (Deficit)	(7,245,517)	(6,760,116)

Total Stockholders' (Deficit)	(969,360)	(1,089,138)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$160,137	$159,280

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
REVENUES

Product sales, net	$59,558	$70,893	$146,144	$151,162
Radio Advertising	-	12,480	27,305	33,850

Total Revenues	59,558	83,373	173,449	185,012

COST OF SALES	41,264	63,663	116,278	127,023

GROSS PROFIT	18,294	19,710	57,171	57,989

OPERATING EXPENSES

Advertising Expense	10,200	33,833	58,715	211,591
Payroll and Compensation Expense	14,481	76,681	125,373	282,117
Selling Expense	7,642	39,595	53,348	119,487
General and Administrative	32,628	72,026	133,189	210,706
Legal and Accounting	35,119	39,610	126,450	149,510

Total Operating Expenses	100,070	261,745	497,075	973,411

LOSS FROM OPERATIONS	(81,776)	(242,035)	(439,904)	(915,422)

OTHER INCOME (EXPENSE)

Interest income	-	279	-	1,036
Interest expense	(13,636)	(12,177)	(45,496)	(34,401)
Valuation of Warrants granted for Financing Costs	-	-	-	(954,837)

Total Other Income (Expense)	(13,636)	(11,898)	(45,496)	(988,202)

NET LOSS BEFORE INCOME TAXES	(95,412)	(253,933)	(485,400)	(1,903,624)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(95,412)	$(253,933)	$(485,400)	$(1,903,624)

LOSS PER SHARE-
Basic and Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
Basic and Diluted	12,862,777	9,536,295	11,721,227	8,586,525

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders' (Deficit)
For the period October 1, 2007 through June 30, 2010

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, October 1, 2007	5,388,569	$539	$1,898,410	$(2,104,520)	$(205,571)

Shares issued for cash at $.50/share	870,000	87	434,913	-	435,000

Shares issued for cash at $1.00/share	33,123	3	33,120		33,123

Shares issued for debt and payables at $1.00/share	139,562	14	139,548		139,562

Shares issued for conversion of debt at $.50/share	368,240	37	184,083		184,120

Debt Settlement Expense related to issuance of stock			685,420		685,420
at a discount

Valuation of Options and Warrants Granted			363,465		363,465

Net loss for the year ended September 30, 2008				(2,248,269)	(2,248,269)
Balance, September 30, 2008	6,799,494	$680	$3,738,959	$(4,352,789)	$(613,150)

Shares issued for cash at $.25/share	1,440,000	144	359,856		360,000

Shares issued for cash at $.15/share	1,296,800	130	194,390		194,520

Shares issued for services rendered at $.40/share	450,000	45	179,955		180,000

Shares issued for services rendered at $.10/share	50,000	5	4,995		5,000

Shares issued for services rendered at $.18/share	50,000	5	8,995		9,000

Shares issued for services rendered at $.14/share	2,500	-	350		350

Valuation of Options and Warrants Granted	-	-	1,182,469		1,182,469

Net loss for the year ended September 30, 2009	-	-	-	(2,407,328)	(2,407,328)

Balance, September 30, 2009	10,088,794	$1,009	$5,669,969	$(6,760,117)	$(1,089,139)

Shares issued for cash at $.15/share	247,317	25	37,073		37,098

Shares issued for cash at $.10/share	150,000	15	14,985		15,000

Shares issued for conversion of debt at $.15/share	2,453,333	245	367,755		368,000

Valuation of Options and Warrants Granted	-	-	185,081		185,081

Net loss for the nine months ended June 30, 2010 (Unaudited)	-	-	-	(485,400)	(485,400)

Balance, June 30, 2010 (Unaudited)	12,939,444	$1,294	$6,274,863	$(7,245,517)	$(969,360)

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(485,400)	$(1,903,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,677	3,677
Valuation of options and warrants granted	185,081	1,124,968
Stock Issued for Accrued Interest	18,000	-
Change in operating assets and liabilities:
Accounts receivable-trade	(7,270)	6,994
Inventories	20,292	10,654
Prepaid Expense	(11,477)	857
Accounts payable-trade	(54,061)	65,662
Accounts payable-related party	13,262	-
Accrued expenses	(21,950)	6,747
Accrued interest payable	14,054	24,047

Net Cash Used in Operating Activities	(325,792)	(660,018)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	52,098	554,519
Proceeds from Line of Credit	10,000	13,227
Payments on Line of Credit	(12,267)	(14,752)
Proceeds from notes payable - related party	287,800	102,134
Payments on notes payable - related party	(5,760)	-

Net Cash Provided by Financing Activities	331,871	655,128

NET INCREASE (DECREASE) IN CASH	6,079	(4,890)

CASH, BEGINNING OF PERIOD	24,547	27,838

CASH, END OF PERIOD	$30,626	$22,948

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$7,776	$9,256
Cash paid for taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Valuation of Options and Warrants Granted	$185,081	$1,124,968
Stock issued for related party notes payable	368,000	-
Stock issued for interest on related party notes payable	18,000	-

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2010 (unaudited)

Note 1 – Basis of Financial Statement Presentation
The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its September 30, 2009 Form 10K filing on January 14, 2010. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

Note 2 – Net Income/(Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 2,355,145 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 2,920,920 were considered, but not included in the computation of loss per share because their effect is also anti-dilutive.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic and Diluted

Net Loss - Numerator	$(95,412)	$(253,933)	$(485,400)	$(1,903,624)

Weighted Average Shares - Denominator	12,862,777	9,536,295	11,721,227	8,586,525

Per Share Amount	$(0.01)	$(0.03)	$(0.04)	$(0.22)

Note 3 – Inventories

Inventories consisted of the following as of:

	June 30,	September 30,
	2010	2009
	(Unaudited)

Raw materials	$57,183	$70,179
Finished goods	32,106	39,402
Totals	$89,289	$109,581
At June 30, 2010 and September 30, 2009, no provision for obsolete inventory was recorded by the Company.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2010 (unaudited)

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

On May 6, 2010, the Board of Directors approved the granting of 60,000 common stock option shares to employees and independent contractors. Under the terms of the grants approved, shares carry an exercise price of $.15 per share, vesting 100% in one year and only vested options can be exercised over a four year period.

As of June 30, 2010, under this plan, there were 1,140,145 options outstanding at the exercise price of $1.00 per share and 1,215,000 options outstanding at the exercise price of $.15 per share.   The issuance of these options was approved by holders of the majority of the Company’s outstanding common stock. The total amount of option expense recorded for the nine months ended June 30, 2010 was $185,081, of which, $87,292 was recorded as payroll and compensation expense and $97,789 was recorded as legal and accounting expense. The amount of option expense to be charged over the remainder of the exercise period is $519,957.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model with the following assumptions: expected life of 4 or 10 years, a risk free interest rate of 2.46-3.71%, a dividend yield of 0% and volatility ranging from 75% in 2008, 154% to 192% in 2009 and 190% in 2010.

Outstanding common stock options as of June 30, 2010 are summarized below:
	Number of Shares	Weighted Average Exercise Price
Stock Options Outstanding, October 1, 2007	-	$-

Options Granted	1,126,250	$1.00
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	29,000	$1.00
Options Exercised	-	$-
Options Canceled	(15,105)	$1.00

Stock Options Outstanding, September 30, 2009	1,140,145	$1.00

Stock Options Exercisable, September 30, 2009	438,057	$1.00

Options Granted	1,215,000	$0.15
Options Exercised	-	.
Options Canceled	-	$-

Stock Options Outstanding, June 30, 2010 (unaudited)	2,355,145	$0.56

Stock Options Exercisable, June 30, 2010 (unaudited)	787,510	$0.86

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2010 (unaudited)

Note 4 – Stock Options (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
February-08	$1.00	861,145	7.66	506,458	$1.00
May-08	$1.00	250,000	7.92	135,417	$1.00
January-09	$1.00	5,000	8.59	1,875	$1.00
April-09	$1.00	10,000	8.83	3,021	$1.00
August-09	$1.00	14,000	9.17	3,208	$1.00
January-10	$0.15	1,155,000	9.59	127,531	$0.15
May-10	$0.15	60,000	9.85	10,000	$0.15

		2,355,145		787,510

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

Total warrant expense charged as financing costs for the nine months ended June 30, 2010 and 2009 was $-0- and $954,837, respectively.
.
The Company has determined the estimated value of warrants granted during the nine months ending June 30, 2009 using the Black-Scholes pricing model with the following assumptions:  expected life of 5 years; a risk free interest rate of 1.66%-2.71%; a dividend yield of 0% and volatility of 149.62%-172.61%.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2010 (unaudited)

Note 5 – Common Stock Purchase Warrants (Continued)

Outstanding common stock purchase warrants as of June 30, 2010 are summarized below:

	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding, October 1, 2007	-	$-

Warrants Granted	184,120	$2.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-
Warrants Outstanding and Exercisable, September 30, 2008	184,120	$2.00

Warrants Granted	2,736,800	$1.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2009	2,920,920	$1.06

Warrants Granted	-	$-
Warrants Exercised	-	$-
Warrants Canceled	-	$-
Warrants Outstanding and Exercisable, June 30, 2010 (unaudited)	2,920,920	$1.06

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.

	Warrants Outstanding			Warrants Exercisable
			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
Jun-08	$2.00	184,120	-	184,120	$2.00
Oct-08	$1.00	40,000	3.34	40,000	$1.00
Nov-08	$1.00	1,400,000	3.42	1,400,000	$1.00
Feb-09	$1.00	666,667	3.67	666,667	$1.00
Mar-09	$1.00	630,133	3.75	630,133	$1.00
		2,920,920		2,920,920

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2010 (unaudited)

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

On May 1, 2010 the Company commenced a private stock offering, whereby it authorized the issuance of 5,000,000 shares of its common stock for a total raise of $500,000.  As of June 30, 2010 $15,000 of the $500,000 was raised and 150,000 shares of common stock were issued.

Note 7 – Notes Payable- Related Parties

Through September 30, 2007, a director of the company loaned the Company a total of $32,026 at an interest rate of 6% per annum. During the fiscal year ended September 30, 2008 the Company issued 30,779 shares of common stock in relief of $30,779 in debt. This director advanced $75,000 during fiscal year 2008. During the fiscal year ended September 30, 2009, the director advanced the Company an additional $27,499, bringing the total principal balance due as of January 20, 2010 to $103,747. This note was payable monthly in the amount of $1,000 plus interest, however, no scheduled payments were made through January 20, 2010 by the Company. On January 21, 2010, the Company’s Board authorized the conversion of $102,000 of principal and accrued interest to common stock and issued a new promissory note for balance in the amount of $14,197. The new promissory note of $14,197 carries an interest rate of 8% per annum, is payable monthly at $1,000 per month beginning February 21, 2010, matures March, 2012 and is unsecured. No scheduled payments were made on the new note through June 30, 2010 and the note was considered in default. As of June 30, 2010, accrued interest owed on the new promissory note was $510.

Through September 30, 2007, the CEO and Chairman of the Board of the Company advanced the Company $20,000. During the fiscal year ended September 30, 2008 the Company issued a total of 20,000 shares of common stock in satisfaction of $20,000 in debt. As of January 20, 2010 total principal owed on the note was $356,068. Monthly payments were not required and interest accrued at 6% per annum. On January 21, 2010, the Company’s Board authorized the conversion of $266,000 of principal and accrued interest to common stock and issued a new promissory note for the balance in the amount of $97,356. The new promissory note of $97,356 carries an interest rate of 8% per annum, is payable monthly at $1,558 per month beginning February 21, 2010, matures January, 2017 and is unsecured. Scheduled payments were made on the new note through June 30, 2010, including principal payments of $4,694. Since January 21, 2010, additional funds of $136,800 have been advanced by the CEO to the Company and added to the promissory note.  As of June 30, 2010 total principal owed on the note was $229,462 and accrued interest owed was $3,375.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2010 (unaudited)

Note 7 – Notes Payable- Related Parties (Continued)

Through September 30, 2008, a director of the company advanced a total of $12,772 in the form of a demand note dated March 15, 2008.  During the 2008 fiscal year end 1,917 shares of common stock were issued in satisfaction of $1,917 in debt, resulting in a principal balance due as of September 30, 2009 and 2008, of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. During the nine months ending June 30, 2010, no scheduled payments were made and the note was considered in default. As of June 30, 2010, accrued interest owed on the Note was $1,503.

Through September 30, 2008, a director of the company, advanced $175,000 to the Company. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2008, however, the note holder agreed to extend the maturity date for an additional twelve months given the same terms and conditions as the original note. Through the period June 30, 2010, no payments were made and the note was considered in default. As of June 30, 2010, accrued interest owed on the Note was $68,426.

Notes payable-related parties consisted of the following at:
	June 30,	September 30,
	2010	2009
	(Unaudited)

Note payable with a director of the Company,
interest at 8% per annum, payments of $1,000 is
due monthly beginning February 21, 2010, matures
January, 2012, unsecured.	$14,197	$103,747

Note payable with a director of the Company,
interest at 8% per annum, payments of $1,558.62
is due monthly beginning January 21, 2010,
matures January, 2017, unsecured	229,462	206,134

Note payable with a director of the Company,
interest at 6% per annum, payments of
$1,020 due monthly beginning April 15, 2008,
matures April, 2009, unsecured.	10,855	10,855

Note payable with a director of the Company,
interest at 12% per annum. No monthly payments
are required. All accrued interest and principal is
paid at maturity, December 1, 2009	175,000	175,000

Total Notes Payable - Related Parties	$429,514	$495,736
Less: Current Portion	(429,514)	(495,736)

Long-Term Notes Payable - Related Parties	$-	$-

Total accrued interest at June 30, 2010 and September 30, 2009 was $73,813 and $61,620, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2010 (unaudited)

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

Note 9 – Subsequent Events

Subsequent to June 30, 2010 and through August 13, 2010, the Company issued an additional 405,000 shares of common stock as part of the ongoing private stock offering, for an additional $40,500 of the $500,000 discussed in Note 6.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period June 30, 2010 through August 13, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

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

A. PLAN OF OPERATIONS

OSM, Inc., is a sales and marketing company that specializes in the sales and marketing of non-food natural and organically certified products.  Primarily cleaners, hand sanitizers and fertilizers, developed through much of its own licensed technology the Company uses a contract manufacturer located in Massachusetts for much of its production.  The Company is continuing to focus its efforts for sales opportunities to Federal government agencies, military branches,  small to mid-sized retail supermarkets, hotel and hospitality facilities, colleges, universities, and laboratories, local and regional government agencies, and lawn and garden centers. In addition, new markets continue to be pursued that include on line retail operations, some of whom carry their own inventory and others who may rely on the Company to fulfill their orders. The Company also will continue to offer its products for private label.  Essentially, OSM, Inc. has become a sales and marketing company of branded organic and natural products which markets into many different industries throughout the world.

The Company has a licensing agreement with a British based company and has the rights to several proprietary formulas used in its extensive line of cleaning products. Through its own brands, these excellent non-food organic and/or natural products are then marketed to such entities.

The Company continues to develop its operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by an expanding company must be considered when evaluating the Company’s prospects. The Company is currently in the midst of a capital raise of $500,000.00 @ .10 per share.  Management believes that the funds sought to be raised during 2010 and 2011 and projected revenues from operations will be sufficient to reach self-sufficiency by late 2011 or early 2012. Expansion of the business into 2010 and beyond will likely require additional investment through private placement offers or the ability of the Company to secure funding elsewhere. There can be no guarantee, however, that the Company will be able to raise either the minimum capital it needs to sustain its 2010 operations or the larger amount of capital it will need to expand and grow the business well into 2011 and beyond. Failure to do so would likely have an adverse effect on the Company’s ability to continue its operations.  Most recently, the Company has been loaned money by its President & CEO, Sam Jeffries.

The Company believes it is equipped with the necessary products to go to market and has developed strategic alliances with several distributors in various industries, however given the existing economic climate, and lack of sales to date, operating expenses cannot be predicted with any real degree of certainty. They will depend on several factors, including, but not limited to, marketing expenses, continued acceptance of the Company’s products, competition for such products and the current economic environment.  In order to preserve cash, the Company Officers have elected to not be compensated with cash and in lieu thereof, will receive compensation in the form of stock and stock options for any unpaid time.

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

The Company recently entered into an Agreement with Dr. Bill Sadler, former 34 year employee of Land O’Lakes/Purina to act as a consultant for the Company.

An agreement with W.W. Grainger was finalized in May 2010 and approved for 1 year that is automatically renewable.  The Company will have 11 of its horticultural items (fertilizers, insect and animal repellants), to be added to the ‘Grainger Red Book’.  Moreover, the Grainger Sourcing division will continue selling OSM cleaners & hand sanitizers.  In addition, OSM products will become available on the GSA contract schedule through Grainger.  As required of new vendors, key Company employee’s participated in Grainger vendor training in Lake Forest, IL in June.

The OSM/Bradfield Organics fertilizers offered by Grainger will be manufactured by Land O’Lakes/Purina Feed.  As this relationship continues to grow and mature, the Company anticipates a much larger joint opportunity and positive outlook going forward given the positioning, timing, and USDA BioPreferred designation of these products.

The Garden Guys are looking to have a key GSA Administrator on the radio show to discuss GSA’s “green initiatives” and how they relate to sales with the US Government through GSA and its partners.  The Garden Guys radio show holds the number 3 spot for weekend programming in latest Arbitron ratings.

The Company continues to work with ThermoFisher Scientific and anticipates larger sales growth due to the continuing interest in “green” products.  OSM and ThermoFisher are working on a strategy for the use of Fertilizers in the international wine industry.  In addition, the Company and ThermoFisher have a sales program with the Fisher Government Sales team (See Exhibit 10.27).

OSM structured a deal with Corning Glassware Division and ThermoFisher Scientific to co-brand and cross market Corning Glassware components and OSM Glass Cleaner, which is USDA BioPreferred.  The product will be sent to all of Corning and Thermofisher customers for a five month program beginning in July 2010. (See Exhibit 10.28)

The Company now has many of its products designated as USDA (United Stated Department of Agriculture) BioPreferred products and listed on the USDA BioPreferred website,   (www.biopreferred.gov ).  The Company anticipates that as new categories are added by BioPreferred many of the Company’s applicable items will be later added.

The Company recently completed a sale to the USDA BioPreferred program to purchase OSM alcohol-free Hand Sanitizer.  This was a combined effort in order to launch a cross marketing campaign for several upcoming Government purchasing trade shows whereby the USDA officials can hand out OSM product also labeled as “Compliments of USDA BioPreferred”

OSM has recently become a registered vendor/supplier for the Department of Defense, as part of the DOD EMALL and anticipates this to be a great venue to grow the business.  Currently, e-mails are being sent to various purchasing agents within the DOD highlighting the Company’s products.

The Company’s President was recently interviewed by NECN, a Comcast owned regional TV station for a segment in “New England Dream House”.  The episode will be aired numerous times through August and into September 2010, hi-lighting the Company’s Dragonfly Organix brand of cleaning and hand sanitizing products in addition to its Garden Guys brand of Garden Neem.

The Company currently has in excess of 100 SKU’s in its product line offering.  Should other opportunities present themselves whereby the Company can capitalize on immediate sales growth then the Company will carefully evaluate such opportunities.

In the current market, consumers have become more discretionary in their disposable income since the economic downturn. They have embraced "trading down" as well as searching for better bargains online. This is especially true of the Millennial generation's 70-80 million members (21-33 year olds) who are willing to experiment and are bargain savvy, using electronic media to find the best deals.  Since the Company started offering its e-mail newsletter, with weekly coupons, on-line sales have steadily increased.  The Company anticipates its on-line sales will continue to grow as its products become more mainstream.

The Company continues to develop relationships where there is an increasing demand for consistent performance and safe environmental acceptability of eco-products.  Should the present “green movement” continue, the Company may be well positioned to capitalize in these sales.  Together, and in conjunction with its recent USDA BioPreferred status, the Company believes that it could provide simple, safe solutions for the replacement of harmful chemicals increasingly being found in the various work places encountered daily by such entities as W.W. Grainger, Fisher Scientific and others.

The Company continues to maintain an e-commerce internet presence hosting five different sites, www.garden-guys.com , www.mothernaturescuisine.com , www.osm-inc.com , www.naturalnevrdull.com , and www.dragonflyorganix.com ..

The Company will continue its active participation in various related trade publications and trade shows.  The Company will also participate in the Natural Products Expo, Boston, MA, later this year.  These markets are either currently carrying the Company’s products or have expressed interest in them.

Since its participation in the USDA BioPreferred program, this distinction continues to open doors for the Company into those distributors who sell the national government through GSA (General Services Administration), or state and local contracts and other contracts where there may be an increased interest for USDA BioPreferred approved products.

In 2010, the Company projects a loss.  If, however, the Company is unsuccessful in raising additional capital by the fall of 2010, the probability of hitting its short term financial goals will be seriously impacted.

The Company continually looks for opportunities to cut costs that do not impact customer service or product quality. This includes reductions in such costs as slotting fees, radio expenditures, and salary cutbacks. The Company chose to maintain its largest network station while eliminating all of its other stations, thereby eliminating cost and redundancy.

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of its non-food, and natural product offerings.  The Company’s commercials are currently being aired a minimum of fifteen times per week on a Boston based FM talk station. Sam Jeffries, the Company’s President, hosts a live, weekly three hour Sunday morning garden talk radio show which is currently heard on Greater Media radio 96.9 FM WTKK and also available on the internet via streaming or Podcasts through one of the Company’s websites, www.garden-guys.com ..  Using this allows it to keep listeners informed about the importance of considering natural, organic, chemical-free alternatives, how they should use these products and where they can buy them. This also forges relationships with key people in various scopes of business, politics and the general public.  Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about its organic and natural products, hand sanitizers, etc. and where they can purchase these products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show.  The Company has yet to sell the inventory allotted or enough to cover the current costs of the radio.  Owned by Greater Media, WTKK 96.9 FM is the base station.  Based in Boston, MA, it is part to one of the largest markets in the country.

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

The Company’s projected Plan of Operations for 2010 consist of the following: (000’s omitted)

CALENDAR
Year 2010

Revenues	$650
Margin	195
Selling, General and Administrative Expense	680
Net Profit/ (Loss) from Operations	$(485)

The Company continues to rely on invested capital and short-term debt. It also continues to seek additional minimum financing of $500,000 to maintain operations in 2010. Additional investor funds will still be needed to continue to expand in 2010 and beyond. On the other hand, if the Company is unable to raise the minimum financing needed in 2010, it would likely exhaust its resources.

1.	Revenue Projections

Despite its heavy financial commitment to continually advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that the products will sell as the Company believes they will, or that the consumer will reorder the products once they have used them.

Given the most recent an unprecedented economic market, the Company did not reach and fell well short of its previous 2010 projections.  Although the Company has been able to strategically align itself with a multitude of distributors in various retail, wholesale and commercial sectors, it did not anticipate the length of time to go to market.  The 2010 projections have been made on an industry-by-industry basis with         % of projected revenues coming from a combination national distributors in the Federal government, military, laboratory, commercial and industrial sectors. In preparing these projections customers were identified as those currently being shipped, those to whom are about to start shipping and those who have indicated a desire to carry the products at some point during 2010.  Based upon these assumptions, estimates of how much product would be sold each month and how much the projected dollar revenue would represent on a monthly, quarterly and annual basis.

2.	Expense Projections

Costs of sales were projected based upon the amount of product being sold using the extensive by product costs we had developed for each of our products. As volume increases it is expected that costs will go down as a function of better quantity purchases. Our projections do not, however, take these cost reductions into consideration.

General and Administrative costs were projected at 17% of revenues, in line with our corporate objective of keeping G&A expenses level as sales increase.

Selling expenses were projected at 34% of revenues. If revenues are higher than projected, more of the additional revenues will be reinvested in further marketing and selling activities. If revenues come in lower than projected, analysis will be done to determine why and, if appropriate, marketing and selling expenses will be reduced or redirected. These expenses include, but are not limited to, radio show costs, display cases, trade shows, commissions, samples, payroll and print media advertising.

The Company believes that it has developed a careful, well-thought out business plan based upon educated assumptions using the most current data available. There is, of course, no guarantee as to how much or how often existing or new customers will buy.  The Company also believes that its business plan contains enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required, assuming minimum financing is obtained by the fall of 2010.

There can be no assurance that the Company’s actual operations will reflect the above projections. Market conditions, competition, supplier delays, the ability to raise capital and all other risks associated with the operation of a business could adversely impact the Company’s ability to reach the above projections.

The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key markets to sell its natural cleaning and gardening products, and continue to leverage its other business relationships. The Company continues to receive orders and re-orders from the various outlets in which it is positioned.  In addition, the recent emphasis on Executive Order #13514 may create additional sales opportunities for the Company’s products.

To fulfill orders in a timely fashion, the Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and quantity to achieve its projections.  To satisfy this requirement, for the past two plus years the Company has outsourced its fulfillment operation to Webco Chemical Co., located in Dudley, Massachusetts. It believes that Webco has the capacity and ability to handle any and all requirements that the Company may have and more, over the next five years.  As a backup, the Company also has made arrangements with JNJ Industries, located in Franklin, MA.  The Company has also made arrangements with LOL/Purina to fulfill its distribution and manufacturing needs for potential orders that will require larger sizes and quantity of dry fertilizer products.

In addition to the minimum financing needed by fall of 2010, the Company will need to continue to seek financing from outside sources to expand the business into 2010 and beyond.  In order to provide this necessary additional financing, the Company intends to offer private placement opportunities to investors in an as yet undetermined amount.  The Company is currently undergoing an offering to raise $500,000 dollars.  The Company has no basis, however, for predicting the success of such other offerings.

B. SELECTED FINANCIAL DATA

Detailed information regarding the Company’s operations is contained in the Financial Statements section of this Report. The following table sets forth, for the periods indicated, certain key information about the Company.

Selected Financial Data
Organic Sales and Marketing, Inc.
For the Three Months Ended June 30, 2010 and 2009

Statements of Operations

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Revenues (Net)	$59,558	$83,373
Margin	18,294	19,710
Selling, General and Administrative Expenses (Note 1)	100,070	261,745
Interest Income/(Expense)	(13,636)	(11,898)

(Loss) from Operations	$(95,412)	$(253,933)

Other Income/(Expense):
Valuation of Warrants granted for Financing costs (Note 2)	-	-

Net (Loss)	$(95,412)	$(253,933)

Loss per share-Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Shares	12,862,777	9,536,295

Balance Sheets

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Cash	$30,626	$24,547
Accounts Receivable, net	15,360	8,090
Inventories	89,289	109,581
Fixed Assets (Net)	5,706	9,383
Other Assets	200	200
Prepaid Expense	18,956	7,479

TOTAL ASSETS	$160,137	$159,280

LIABILITIES
Accounts Payable-Trade	$527,153	$581,215
Accounts Payable-Related Party	17,248	3,986
Accrued Expenses	85,795	95,427
Line of Credit	69,787	72,054
Notes Payable-Current	429,514	495,736
Note Payable-Long Term	-	-
TOTAL LIABILITIES	$1,129,497	$1,248,418

STOCKHOLDERS (DEFICIT)
Common Stock (Note 3)	$1,294	$1,009
Additional Paid in Capital	6,274,863	5,669,969
Accumulated (Deficit)	(7,245,517)	(6,760,116)

TOTAL STOCKHOLDERS (DEFICIT)	$(969,360)	$(1,089,138)

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)	$160,137	$159,280

Note 1:
Selling, General and Administrative expense includes $64,599 and $56,710 of Stock Option Expense for the three months ending June 30, 2010 and 2009, respectively.

Stock Option Expense is a non-cash accounting entry made for disclosure purposes. The offset to this entry is an increase in Additional Paid-In Capital.

Note 2:

On January 28, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 1,750,000 units, each consisting of one share of its common stock and one common stock purchase warrant for a total raise of $262,500. The common stock purchase warrants are exercisable at $1.00 per share and carry a five year exercise period. The offering was closed on June 30, 2009, at which time 1,296,800 unit shares were issued and $194,520 in cash was received. The amount of warrant expense related to this offering for the three months ending June 30, 2009 was $0.

Warrant Expense is a non-cash accounting entry made for disclosure purposes. The offset to this entry is an increase in Additional Paid-In Capital.

Note 3:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 12,939,444 and 9,536,294 shares issued and outstanding respectively.

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

Significant resources have been allocated to growing and expanding the Company from October 1, 2008 through June 30, 2010. These costs include, but are not limited to $428,819 for Legal, Accounting and Other Professional Fees, $276,340 for Payroll and Payroll Taxes,$69,033 for Advertising, $252,815 for brokered time purchased for our radio shows and $93,833 for Interest Expense. To help absorb these costs, the Company has financed its operations during this period primarily through common stock issued in lieu of debt and payables for $562,350; notes payable from related parties of $429,514; and private placement stock offerings totaling $606,617.

Approximately 67% of the Company’s outstanding common shares were restricted as of June 30, 2010.

For a more complete list of sales of unregistered securities by the Company, please refer to Part II, Item 5 of Form 10K for the year ended September 30, 2009, which is incorporated by reference herein.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue for the three months ended June 30, 2010 totaled $59,558 compared to$83,373 for the three months ended June 30, 2009. This represented a $23,815 or 29% decrease for the quarter which was due primarily to the Company’s effort to eliminate high-volume, low-margin customers and concentrate on higher-margin customers.

Gross profit was 30.7% for the three months ended June 30, 2010 compared to23.6% for the three months ended June 30, 2009.  This represents only a $1,416 loss in Margin on a $23,815 reduction in Revenue.  The increase in gross margin percentage is partially due to Advertising Income included in Revenue in the current period at a 100% margin. Additionally, the concentration on higher-margin customers had a positive impact on margin percentage.

Operating expenses decreased by 62% or ($161,675) for the three months ending June 30, 2010 vs. the three months ending June 30, 2009, due primarily to a cutback in radio stations with overlapping coverage, a cutback in office personnel and more selective trade show participation.

Liquidity and Capital Resources

Cash was $30,626 at June 30, 2010 compared to $22,948 at June 30, 2009 or an increase of $7,678. Net Cash Used in Operating Activities decreased by 51% or $334226 for the three months ending June 30, 2010 vs. the three months ending June 30, 2009, because less cash was needed to fund Operating Expenses as noted above. The Company’s operating loss for the three months ending June 30, 2010 was ($95,412) compared to ($253,933) for the three months ending June 30, 2009 or an improvement of $158,521. Net Cash Provided by Financing Activities was $331,871 for the three months ended June 30, 2010 compared to $655,128 for the three months ended June 30, 2009 or a decrease of $323,257. This was mainly due to a net decrease in cash received in private placement offerings of $554,519, offset by a net increase in related party notes payable of $287,800.

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

Revenue from radio advertising is derived from three sources, the sale of commercial spots on the Garden Guys radio talk show, the sponsorship of informative show segments and hosting live remote broadcasts. Revenue from radio advertising is recognized after the commercial has been aired and/or a remote broadcast has taken place. Customers will prepay for radio spots or remote broadcasts at the time they contract with the Company to air their commercials or host a remote broadcast. The Company will carry this prepayment as a liability, until such time as economic performance takes place. Money received is refundable prior to the airing of commercials or the airing of the remote broadcast, adjusted by any production or other direct costs incurred up to that point in time. Radio advertising for the three months ended June 30, 2010 and 2009 were $0 and $6,360 respectively.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that all of its accounts receivable as of June 30, 2010 and September 30, 2009 are collectable and therefore no allowance has been taken. The full value of accounts receivable is held as collateral for the Company’s Line of Credit.

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

Advertising

The Company charges advertising costs to expense as incurred. Advertising expenses primarily consist of the Company's three hour weekly Garden Talk radio call in program with Citadel (WBSM) and Greater Media (WTKK). Advertising expense for the radio contracts was $10,200 and $30,451 for the three months ended June 30, 2010 and 2009, respectively. Total advertising, including radio contracts, for the three months years ended June 30, 2010 and 2009 was $10,200 and $35,751, respectively. Advertising expense also includes display rack costs, slotting fees, samples, trade show participation and print media advertising.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2010 and September 30, 2009.

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

Net Income (Loss) per Share

Basic net Income (loss) per share is computed by dividing net income {loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive potential common shares, which includes the dilutive effect of stock options and warrants granted. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. Common stock options of 2,355,145 were considered, but not included in the computation of loss per share because their effect is anti-dilutive. Common stock warrants of 2,920,920 were considered, but not included in the computation of loss per share, because their effect is anti-dilutive, as well.

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

Subsequent Events

Subsequent to June 30, 2010 and through August 13, 2010, the Company issued an additional 405,000 shares of common stock as part of the ongoing private stock offering, for an additional $40,500 of the $500,000 discussed in Note 6.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period June 30, 2010 through August 13, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control

There was no change in our internal control over financial reporting during the three months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.27	Fisher Government Sales team sales program

10.28	Corning and Thermofisher cross-market sales program

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

August 16, 2010	/s/ SAMUEL F.H. JEFFRIES
Date	SAMUEL F.H. JEFFRIES
CEO AND CHAIRMAN

August 16, 2010	/s/ KEITH D. LOWEY
Date	KEITH D. LOWEY
CHIEF FINANCIAL OFFICER