Form 10-K
period 2010-09-30
Organic Sales & Marketing Inc
filed 2011-02-15
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Securities registered pursuant to Section 12(b) of the Act:

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 13,840,722 shares of common stock, par value $.0001, issued and outstanding as of January 11, 2010.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller public company.
☒   Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Organic Sales and Marketing, Inc.
Form 10-K

Table of Contents

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)	Business Development

1.	Form and Year of Organization.

Organic Sales and Marketing, Inc. (the "Company" or the "Registrant" or the "Issuer") was incorporated in the State of Delaware as Garden Connections, Inc. on August 23, 2003. On April 20, 2005, Garden Connections, Inc. changed its name to Organic Sales and Marketing, Inc. The Company purchased the assets of Garden Connections LLC, a Massachusetts limited liability company in September 2003. The acquisition of the assets of Garden Connections LLC took the form of an exchange agreement whereby all of the outstanding common stock of the Company was exchanged for all of the interests of the respective partners of Garden Connections, LLC. The major reasons for the exchange were that the management of Garden Connections, LLC was desirous of adopting a name that would better describe the mission statement and that the Company could not function as an LLC if its securities were to be publicly held. The exchange rate whereby the partners of the LLC received shares of the Company's common stock was arbitrary and not at arms length. It should be noted that the officers and directors of the Company as a group beneficially own 31.3% of the Company's outstanding common stock and as a result, control the operations of the Company.

2.	Any bankruptcy, Receivership or Similar Proceeding. Not Applicable

3.	Any Material Reclassification, Merger, Consolidation, or Purchase/Sale of a Significant Amount of Assets not in the Ordinary Course of Business. Not Applicable

(b)	Business of Issuer

Organic Sales and Marketing, Inc. (“OSM” or the “Company”) specializes in the sales and marketing of non-food natural and organically-certified products, including fertilizers, horticultural products, cleaning agents and hand sanitizers.  The Company has positioned itself in the rapidly-growing non-food natural and organic marketplace to capitalize on the large-scale movement away from synthetic non-food products, a movement which has been sparked by widespread evidence concerning the harmful effects to the environment and human health caused by the chemicals used in their manufacture.  Just seven months ago, a report from the President’s Cancer Panel identified agricultural chemical exposure as the third largest risk factor for developing cancer.  OSM has received United States Department of Agriculture (USDA) BioPreferred (federally-managed program designed to increase the purchase and use of renewable, sustainable bio-based products) status for its fertilizers, cleaners and hand sanitizer.

For the past three years, OSM has focused the majority of its selling efforts on federal, regional and local government agencies; military branches, colleges and universities; and laboratories, with much success.  The Company is in a joint marketing effort with industry giants Corning, Inc. and Thermo Fisher Scientific to supply commercial cleaning products, The Company is a contracted vendor for Thermo Fisher Scientific and industrial supply company, W.W. Grainger, both of whom are government service account (GSA) vendors; OSM is also a registered vendor/supplier for the Department of Defense as part of the DOD EMALL.  Considering the distribution base of the latter three channels, coupled with the growing concern of the use of synthetic fertilizers, and the recently passed law in the state of New York, banning chemical pesticides from all school lawns and turf in the state of New York, signed-off by their governor in early 2010, the Company’s target market is potentially thousands if not millions of tons.  That target market is guaranteed to expand exponentially as more legislation aimed at protecting public areas and water supplies is enacted which prohibits the use of chemical fertilizers and pesticides. However, since the Company does not presently have any significant contracts in place, there can be no guarantees that it will meet its goals or projections.

OSM is pursuing a $2.5 million line of credit to take its business to the next level.  The Company will use these funds to:  fund a medley of product marketing programs offered through W. W. Grainger and Thermo Fisher Scientific;  obtain its own GSA account in order to sell directly to the U.S. Department of Energy, U.S. Department of Agriculture and the National Institutes of Health; obtain Green Seal product certification for its fertilizers, horticultural products and cleaners; pursue exclusive contracts with other large industrial giants who have the purchasing power; hire dedicated sales staff for commercial and retail sales; relocate its corporate offices to Rhode Island; and source another liquid EPA approved manufacturing facility in Rhode Island.

OSM was incorporated in Delaware as a C Corporation.  Its corporate headquarters is located at 114 Broadway, Raynham, Massachusetts.  All of its liquid products are manufactured by contract manufacturer, Webco, of Dudley, Massachusetts.  Its non-liquid fertilizer products are manufactured by Land O’Lakes Purina in St. Joseph, MO.

The Company uses the services of well established and experienced sales organizations and distributors to introduce, promote, and sell its line of products on a commission basis. The Company continues to market and sell its Nevr-Dull brand of all natural cleaners.  There is some potential interest with one of Nevr-Dull's worldwide clients.

The Company continues to sell its all natural cleaning products through UNFI (United Natural Foods Inc), one of the leading organic products distributors in the country, based in Providence, RI. Some of the major retail outlets that the Company sell’s to via these distributors or direct are Stop & Shop, Whole Foods, Tops and Giant.. In addition, the Company also sells to Associated Buyers, Barrington, NH which may focus on many of the smaller, independent grocery store chains, colleges, spa’s and health food stores throughout the Northeast. There, of course, can be no absolute assurance that meaningful orders from any of these outlets will continue or increase.

The Company continues to sell it own branded Mother Natures Cuisine fertilizers through retail outlets such as Whole Foods, Aubuchon Hardware and independent garden centers.  The Company purchases its proprietary organic fertilizer products from Land O'Lakes Purina Feed Organization ("LOL"), a division of Land O'Lakes, Inc. and labels it under the brand name, Mother Natures Cuisine ™. The packaging contains bilingual instructions. Organic fertilizer sales for the year were far lower than anticipated due to economic pressures. The intrigue and attraction of these items is that they are derived from plant based components, rather than animal or municipal waste.

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

The Company has attained USDA BioPreferred status for many of its commercial cleaning and hand sanitizer products. This distinction continues to open doors for those distributors who sell the government through GSA and other related contracts. The Company has shipped orders to the USDA, Ames, Iowa facility, and the Post Office. The Company anticipates additional interest within various government sectors in the near future. Furthermore, the Company is in discussions with another major national and international distributor who sells to the government.

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

The Company specializes in the more rapidly growing non-food organic areas, such as private label premium fertilizers, insecticides and consumer and industrial cleaners, where profit margins can be substantially greater. It understands, however, that external factors such as economic conditions and climatic issues can impact these trends in an unfavorable way and that there can be no assurance that all of its products will follow the same overall upward trend currently underway in the organic industry.

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

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of our non-food, and natural product offerings. Sam Jeffries, the Company's President, hosts a live, weekly three hour Sunday morning garden talk radio show on Greater Media owned WTKK, 96.9FM in Boston, MA. This also creates a medium for the Company to offset some of its radio related expenses by selling air time to potential sponsors and/or advertisers of the radio show.

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

1.	Principal Products and Services and Their Markets

Currently the major all natural products that the Company is selling are all natural cleaners, which include stain remover, odor control, glass cleaner, floor cleaner, degreaser, concrete cleaner, eyeglass cleaner, jewelry cleaner, surface prep and glue cleaner, solely utilizing outside independent sales professionals, as well as an all natural insecticide-fungicide, and organic fertilizers. Since the Company sells non-food, all natural products, the shelf-life of its products can be in excess of one year or more, depending upon storage and climatic conditions. The Company uses a proprietary blend of compounds in its all natural products which are non-toxic, biodegradable and safe for use around children and pets.

The Company receives revenues from sales of product on its various websites; products are sold directly  or by independent reps to distributors who then re-sell to retail stores; products sold to retail stores directly or by independent reps, re-selling our organic products to other companies who wish to private label or license our products and the sale of advertising inventory (commercial spots) available to the Company through the radio station that carries the Garden Guys radio talk show.

Organic Fertilizer Market:

The Company is focusing marketing efforts on organic fertilizers, a rapidly growing segment of the fertilizer industry. In its opinion, nation-wide awareness and the potential impacts of the use of synthetic fertilizers vs. organic fertilizers will continue to have an impact in rising sales of organic fertilizers.  Accordingly, the Company projects some of its greatest growth over the next 3-5 years to potentially be in this arena.

By letter dated November 8, 2010 the Company recently entered into an Agreement with Land O’Lakes Purina Feed LLC (LOLPF) to act as its preferred sales agent to promote sales to and solicit and process orders of Products from organic fertilizer customers on behalf of LOLPF in the United States and Canada.  Presently, it is not an exclusive relationship. Under the arrangement, Land O'Lakes Purina Feed Organization will also assist in product registration for each state, manufacturing, logistics, and distribution. They will also provide sales and marketing support for the Company’s efforts as part of the Agreement. The Company believes this will ultimately lead to major sales, as it continues to be introduced into the 35 billion dollar lawn and garden market as reported by the National Gardening Association in its Garden Market Research newsletter. Ultimate product line acceptability will depend on customer demand, so true assurances cannot be made as to the viability of this product line at this point in time.

Organic Based Household Cleaner Market:

Other areas which the Company believes hold considerable promise are the residential and commercial cleaner markets. We believe that the momentum in the rise in organic food sales, due primarily to the growing education of how toxic chemicals can have a direct or indirect impact on human health, is carrying over to that of non-food organic products, which may pose similar health hazards and risks. Its weekly radio show allows to, 1)educate consumers about the potential hidden risks of chemical based products, 2)inform listeners about products that offer healthy alternatives to chemical cleaners, including its own and 3)let folks know where these products can be purchased either in store or on-line.

Jewelry, Modeling, and Bead Markets:

The Company currently supplies one of the major industry distributors, Fire Mountain Gems & Beads, Inc., in Grant Pass, Oregon. Fire Mountain does over 100 million dollars in annual sales and has an extensive customer base. Their customers are some of the major retail jewelry and bead shops in the industry and other distributors within the trade. There is no assurance, however, that these markets will develop for these products.

Funeral Industry & Medical Examiners Market:

The Company is currently supplying its Funeral Organix product line to Funeral Homes and churches. The Company still expects that this class of trade has strong upside potential because there is a great need for cleaners and deodorizers in this industry due to the large amounts of chemicals currently used by this profession on a daily basis. Preliminary data indicates a strong willingness by the industry to replace chemical products with those that are all natural, chemical-free and environmentally friendly. There is no assurance that these markets will develop significantly for these products. This depends entirely upon product quality, the ability to reach the target market and consumer acceptance.

Municipalities and Waste Disposal Markets:

Due to the various odor problems that these markets encounter on a daily basis, the Company's Odor Eliminator product offers a solution. This and other products in the Company’s portfolio of all natural products are positioned as having numerous applications in multiple industries such as nursing homes, industrial kitchens, waste management, fishing industry, daycare centers, Montessori schools, kennels, hospice-home care, pet shops, and veterinarian locations. There is no assurance that these markets will develop for these products. This will depend upon product quality, the ability to reach the target market and consumer acceptance.

The Company is capitalizing on the growing interest and desire among consumers for safe, environment-friendly products. To do this, it has developed strategic marketing relationships with manufacturers that offer "green" alternatives to some of the traditional, chemical-based products that are currently being used in various industries. The Company hopes to be the dominant leader in the all natural, non-food organic industry so it is aggressively working with several manufacturing companies to further develop and perfect its growing line of all natural, non-food product offerings. IDue to uncertainties with the safety of rubber mulch, the Company has decided to discontinue its development, sales and marketing of it Terra Rubber brand rubber tire mulch product that can be used in playgrounds, flower beds and gardens.

The last five plus years have been spent establishing what the Company believes to be a strong, solid foundation needed to support the next phase of its business plan. All natural, non-food organic products are growing in demand. The Company's products are targeted to sophisticated, environmentally aware companies and consumers in various markets. The Company believes that strategic affiliations which have been developed with well-established corporations could eventually pave the way for its all natural, non-food organic products to become ubiquitous throughout the country.

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

The Company is now able to bring its products from its contract manufacturer to consumer with limited financial exposure. It has the added advantage of being able to market these  products not only through its independent marketing associates, but through its own radio show., What with a recognized growing interest in organics, the Garden Guys ®   ensure that brand awareness reaches the consumer through the radio,streaming, podcasting, RSS feed and a weekly newsletter. This creates a multi-faceted, multi-revenue channel model for the Company. Moreover, the Company hopes to add new strategically selected radio personalities and stations to its Garden Guys ®   radio network over the next several years with a reach that goes far beyond the New England area. Because of the knowledge the Company has obtained of how the communications industry works, as a result of the Garden Guys® radio talk show, it believes that this is a very attainable goal. There is no set schedule for this expansion at this time and there can be no assurance that enrolling additional stations will be made easier due to the working knowledge of radio internet or current radio relationships.

3.	Status of Any Publicly Announced New Products or Services

Currently the Company has a portfolio of approximately 100 items, all of which are company branded products.  The Company will begin to offer its new Egg Wipes under the new brand it developed, Healthier Homestead positioned, but limited to, the farm and fleet trade. The Company will be able to market its products not only through its distributors and independent sales organizations but through the Garden Guys ® radio show which provides a viable channel through the creation of brand awareness on the consumer’s part and a growing interest in organics and natural products. Management believes its all natural non-food products will attract both male and female consumers looking to avoid the health risks and implications that have been found in non-organic or synthetic compounds. Management believes this is a promising trend which is supported by numerous independent articles and surveys which have been conducted some of which have been referenced in other sections of this 10K.

All of these products are manufactured for the Company to its own specifications without any additional research and development costs being incurred. In some cases, the Company will put a contract in place for existing technology already developed by said manufacturer whereby it may see long-term benefits of their research by finding niche markets for a particular product.  The foregoing arrangements greatly limit the Company's financial exposure:

o	No research and development costs

o	No manufacturing facilities and related costs

o	Lower inventory costs and warehousing costs

o	Limited employees and staff

4.	Competition

Because the organic and natural cleaner market is relatively small in comparison to the total organic market, it is a fragmented market, ready for development. The Company believes that Seventh Generation, Inc., Clorox, S.C. Johnson, Mrs. Meyers and 3-M, are its major competitors in the cleaner market.

Competition in lawn and garden organic product sales is equally as intense however few companies have the ability to ship their products cost effectively across the country.  The Company believes its distribution network of LOL/Purina Feed, ThermoFisher Scientific and Grainger can satisfy these concerns. These markets are large and can support many companies offering these and similar organic products. The Company is unique in that it offers a service (the radio program) in addition to a product. It does not know of another company that does this. However, many of the companies that make up the competition in this market are better financed, more experienced, have more recognizable or established brand names, may have better control over their manufacturing and distribution process, have a longer history of servicing the retail and commercial industries and may be better positioned to control sales to large retail outlets and, as a result, realize a dominant or substantial market share.  The Company is in discussions with some large horticultural companies who may want to private label its fertilizers.  These discussions are on-going and may have a material impact on its sales however, since the Company does not presently have any significant contracts in place, there can be no guarantees that these discussions will materialize.

The market for cleaning and garden products is highly competitive. Although these products are natural and that some of which carry USDA BioPreferred designation and therefore distinguishable from most other more established brands, which do contain chemicals, it is possible that many consumers neither care about that fact, nor understand its significance. There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for the Compmany’s products and technologies. The Company expects competition to intensify in the future, which could also result in price reductions, fewer customers and lower gross profit margins.

Access to retail or commercial opportunities may be restricted due to pre-existing agreements that prohibit these potential vendors from selling its products, or certain retailers may require substantial payments (slotting fees) for shelf space which is beyond the Company's financial capabilities. Such payments are common in the retail industry, but historically, the Company has been successful in mitigating these costs due to the uniqueness of its products.  In the future some existing retailers may require such payments in order for the Company to continue to sell them and new retail outlets may require payments to sell our product.  The Company will treat each opportunity on a case by case basis. It must be emphasized that lack of revenues and somewhat limited financial resources may also have a serious impact on the ability to sell these products in various venues.

5.	The Sources and Availability of Raw Materials

The Company is not necessarily dependent on any one vendor for its raw materials. All products which are sold and marketed by the Company are fulfilled by its fulfillment companies. Although the Company believes it can secure other suppliers should the need arise, it would expect that the deterioration or cessation of any relationship would have a temporarily adverse effect, until new relationships are satisfactorily in place.

The Company may also run the risk of manufacturer price increases and component shortages. Competition for products or materials in short supply can be intense, and it may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if manufacturers have adequate supplies of components, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to temporarily have a material adverse effect on our financial condition, business, results of operations and continued growth prospects. Our principal suppliers are:

Abott-Action, Inc.	-	Shipping Materials
Enzyme Solutions, Inc.		Organic Liquid Concentrates
Key Container, Corp.	-	Shipping Materials
Lightning Labels Inc.	-	Bottle Labels
Tursso Label, Inc.	-	Bottle Labels
Microbial Technologies, Ltd.	-	Organic Liquid Concentrates
Webco Chemical Corp.	—	Liquid Fulfillment
Webco Chemical Corp.	-	Bottles and Sprayers
Organica		Neem concentrate
McKernan Packaging	-	Bottles and Sprayers

6.	Dependence on a Single or Few Customers

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

The Company has trademark protection for its "Garden Guys Down to Earth Up to Date"(TM) trademark, for its "Dragonfly Organix from the Earth to the World"(TM) brand-name trade mark,for " Mother Natures Cuisine(TM) Feed your Land from Mother Nature" brand name trade mark, and the picture of the "Plate with Garden Hand Fork and Hand Trowel with Gingham Placemat" trade dress. Final action on these applications is pending subject to publication in the Official Gazette.

8.	Government Approval

Government approval is required for some of the Company's current products. The initial approval process is generally handled by the manufacturer.  Should a manufacturer that registers a product with the Federal Government such as the EPA and then sub-registers said product to the Company, and not meet proper Government approval and not notify the Company of any such wrong doing, this could have a material and financial effect on some of the Company’s products and sales.  The Company has received official notification that it is a participant in the United States Department of Agriculture’s (USDA) BioPreferred program for some of its cleaners, hand sanitizers, and agricultural products.  BioPreferred is a Federally managed program that aims to increase the purchase and use of renewable, sustainable biobased products.

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

As of the date hereof, the Company employs 5 full-time employees and 2 part-time employees. The Company hires independent contractors on an "as needed" basis only. It has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, the Company will hire additional employees, as needed, based on the growth of the Company.

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

The Company is in the process of applying for a 2.5 million dollar loan through the State of Rhode Island as part of the Rhode Island Economic Development Job Creation Guaranty Program.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company is in a "tenant at will" agreement with Leo S. Arcand (Lessor) of 114 Broadway, Raynham, MA. The premises encompass the North side of a one story, commercial, wood building with approximately 500 square feet of office space. The monthly lease payment is $600 per month. It is located in an area that has easy access to major highways. Products are received and shipped by contract carriers.

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

In addition, the Company rents a small storage unit on a month-to-month basis with Extra Space Storage located at 266 Broadway, Raynham, MA, The storage unit is approximately 20' X 20' and is used for storing office records, sales support materials and small amounts of corrugated materials used for shipping. The monthly payment for this space is $129.

ITEM 3. LEGAL PROCEEDINGS

Registrant is the defendant in a lawsuit commenced by Entercom Boston LLC in Superior Court, Suffolk, MA. (CA 10-1652E) on May 17, 2010. Plaintiff alleges that Registrant owes approximately $64,000 for advertising and air time.  OSM has asserted a counterclaim, asserting breach of contract and other defenses.

Registrant has also been sued in New Bedford, MA. Civil Court, Docket no. 201033CV001618, by Saga Communications of New England, LLC. d/b/a WZAN-AM Radio for $4,233 in alleged unpaid advertising and air time.  The suit was commenced on October 20, 2010 and Registrant has counterclaimed for breach of contract.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASERS OF EQUITY SECURITIES

             (a)            Market Information. The Company's common stock has been listed on NASDAQ's Over The Counter Bulletin Board since May 5, 2008 and is traded under the symbol OGSM.

             (b)            Holders. As of December 15, 2010, there are 155 record holders of 13,840,722 shares of the Company's common stock.

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

On January 21, 2010, the Board of Directors approved the issuance of 1,773,333 shares of common stock in satisfaction of $260,000 in related party notes payable and $6,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $100,000 (See Note 11) will be due and payable over the next 7 years at an interest rate of 8% per annum.

On January 21, 2010, the Board of Directors approved the issuance of 680,000 shares of common stock in satisfaction of $90,000 in related party notes payable and $12,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $14,000 (See Note 11) will be due and payable over the next 2 years at an interest rate of 8% per annum.

On May 1, 2010 the Company commenced a private stock offering, whereby it authorized the issuance of 5,000,000 shares of its common stock for a total raise of $500,000.  As of September 30, 2010 $92,005 of the $500,000 was raised and 920,050 shares of common stock were issued.

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

ITEM 6. SELECTED FINANCIAL DATA   Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

Results of Operations

Year Ended September 30, 2010, Compared to Year Ended September 30, 2009

Revenues for FY 2010 totaled $224,680 compared to $224,999 for FY 2009. Stable sales growth is mainly due to the company’s efforts to discontinue unprofitable product lines while increasing sales in higher margin lines. The largest growth came from self-branded cleaners using wider distribution networks in 2010, while reducing lower-margin product sales to retail end users versus 2009.

Gross profit was 41.7% in FY 2010 compared to 18.4% in FY 2009. The increase in gross margin can be attributed mainly to a concerted effort toward higher-margin, lower cost products via superior distribution networks.

Operating expenses decreased by almost 50% during FY 2010, primarily due to decreases in staffing, advertising costs via radio show and professional consulting.  These reductions were necessary to reduce overhead costs

Other Income/(Expense) was significantly lower in due to no warrants being issued in FY 2010 versus FY 2009.  In FY 2009, warrants were granted to entice investors to participate in our private placement, incurring a warrant expense of $954,837. Interest expense increased 20.9% in FY 2010 when compared to FY 2009 primarily due to the Notes Payable - Related Party increases as discussed in the footnotes to the Financial Statements included in this filing.

Liquidity and Capital Resources

Cash was $46,237 at September 30, 2010 compared to $24,547 in FY 2009 or an increase of $21,690. Net Cash Used in Operating Activities decreased by 50% or $394,085 from the prior fiscal year.  The net loss of the Company of $693,761 is offset, in part, by stock issuances for cash and options granted during the year in the amount of $455,394, with an additional $367,755 in stock issuances for conversion of debt.   Net Cash Provided by Financing Activities was $416,296 in FY 2010 compared to $785,400 in FY 2009 or a decrease of $369,104 or 47% which was due to decreased proceeds from issuance of common stock, offset by increased borrowing from a related party.

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

Revenue Recognition
We earn our revenues from the distribution of garden and cleaning products to retailers and directly to consumers via our internet site and from advertising contracts. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date.  In accordance with ASC 605-45 “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the balance sheet as deferred revenue until the revenue recognition criteria is met.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Periodically, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of Accounts Receivable as of September 30, 2010 and September 30, 2009 are collectable and, therefore, no allowance has been taken. The full value of accounts receivable is held as collateral for the Company’s Line of Credit.

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

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company’s three hour weekly Garden Guys radio call in program with Greater Media and Citadel Communications, slotting fee expense, display case costs, samples and trade show participation. The total advertising expense for the radio show contracts was $54,200 and $209,615 for the twelve months ended September 30, 2010 and September 30, 2009, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications. Total advertising, including radio contracts for the years ended September 30, 2010 and 2009 was $69,790 and $311,362, respectively.

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

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2010 and 2009.

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

Recently Issued Accounting Standards

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires  additional  disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value  measurements,  including a description of  the  reasons  for  the  transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances,  and settlements  in the  reconciliation  for  fair  value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

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

PLAN OF OPERATIONS

OSM, Inc., is a sales and marketing company that specializes in the sales and marketing of non-food natural and organically certified products.  Primarily cleaners, hand sanitizers and fertilizers, developed through much of its own licensed technology the Company uses a contract manufacturer located in Massachusetts for much of its production.  The Company is continuing to focus its efforts for sales opportunities to Federal government agencies, military branches,  small to mid-sized retail supermarkets, hotel and hospitality facilities, colleges, universities, and laboratories, local and regional government agencies, and lawn and garden centers. In addition, new markets continue to be pursued that include on line retail operations, some of whom carry their own inventory and others who may rely on the Company to fulfill their orders. The Company also will continue to offer its products for private label.  Essentially, OSM, Inc. has become a sales and marketing company of branded certified organic and natural products which markets into many different industries throughout the world.

The Company continues to develop its operating history on which to evaluate its prospects. The risks, expenses and difficulties encountered by an expanding company must be considered when evaluating the Company’s prospects. Management believes that minimum funds sought to be raised during 2010 and 2011 and projected revenues from operations will be sufficient to reach self-sufficiency by late 2011 or early 2012. Expansion of the business into 2011 and beyond will require additional investment through private placement offers or the ability of the Company to secure funding elsewhere. There can be no guarantee, however, that the Company will be able to raise either the minimum capital it needs to sustain its 2011 operations or the larger amount of capital it will need to expand and grow the business well into 2011 and beyond. Failure to do so would likely have an adverse effect on the Company’s ability to continue its operations.  Most recently, the Company has been loaned money by its President & CEO, Sam Jeffries.

The Company believes it is equipped with the necessary products to go to market and has developed strategic alliances with several distributors in various industries, however given the existing economic climate, and lack of sales to date, operating expenses cannot be predicted with any real degree of certainty. They will depend on several factors, including, but not limited to, marketing expenses, continued acceptance of the Company’s products, competition for such products and the current economic environment.  In order to preserve cash, the Company Officers have elected to not be compensated with cash and in lieu thereof, will receive compensation in the form of stock, stock options, and or warrants for any unpaid time.

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

The Company recently entered into an Agreement with Land O’Lakes Purina Feed LLC (LOLPF) to act as its preferred sales agent to promote sales to and solicit and process orders of Products from organic fertilizer customers on behalf of LOLPF in the United States and Canada.  Presently, it is not an exclusive relationship.

The Company anticipates its sales will continue to grow with the addition of W.W. Grainger as one of its leading distributors in the many sales sectors aforementioned.  Since agreement finalization earlier in 2010, the Company continues to be proactive in sales tool offerings to its employees.  The Company will have some of its 11 total horticultural items (fertilizers, insect and animal repellants), on display and showcased in the ‘Sustainability booth’ at the upcoming Grainger trade show in late February early March.  The plan is to further educate Grainger employees and customers of the new products and product category. Moreover, the Grainger Sourcing division will continue selling OSM cleaners & hand sanitizers.  In addition, OSM products will become available on the GSA contract schedule through Grainger.  The OSM/Bradfield Organics fertilizers offered by Grainger will be manufactured by LOLPF and distributed by Grainger.  As this relationship continues to grow and mature, the Company anticipates sales growth and a much larger joint opportunity and positive outlook going forward given the positioning, timing, and USDA BioPreferred designation of these products.

The Garden Guys radio show is still looking to have a key GSA Administrator on the radio show to discuss GSA’s “green initiatives” and how they relate to sales with the US Government through GSA and its partners.  The Garden Guys radio show recently interviewed a senior scientist from the United States Department of Energy.

The Company continues to work closely with the USDA (United Stated Department of Agriculture) BioPreferred group by adding its products as new categories are approved for USDA BioPreferred designation (www.biopreferred.gov ).  The Company anticipates that as new categories are added by BioPreferred, any of the Company’s applicable items will be later added.  In addition, should the Company attain additional funding, it will look to have applicable products become certified by a third party certification group.  It currently has a relationship with Green Seal.

The Company continues to work towards growing its business as a registered vendor/supplier for the Department of Defense, as part of the DOD EMALL.  The Company is in discussions with an independent sales agent to the DOD and its affiliates. There have not been any orders received to date.

The Company is currently in discussions with a major world wide distributor of fire safety equipment and apparatus about some of its products.  These may be sold under the Company’s own OSM brand or a private label.  The discussions are still in the developmental stages.

The Company recently entered into a Supplier Service Agreement with IntraMalls LLC of Hunt Valley, MD.  The Company will act as a supplier in the NIH IntraMall e-commerce platforms offered to various government or commercial buyers.  To date, there have not been any orders received.

The Company currently has in excess of 100 SKU’s in its product line offering.  Should other opportunities present themselves whereby the Company can capitalize on immediate sales growth then the Company will carefully evaluate such opportunities provided it has the necessary funds to do so.

In the current market, consumers have become more discretionary in their disposable income since the economic downturn. They have embraced "trading down" as well as searching for better bargains online. This is especially true of the Millennial generation's 70-80 million members (21-33 year olds) who are willing to experiment and are bargain savvy, using electronic media to find the best deals.  Since the Company started offering its e-mail newsletter, with weekly coupons, on-line sales have increased by 54%.  The Company anticipates its on-line sales will continue to grow as its products become more mainstream.

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

Since its participation in the USDA BioPreferred program, this distinction continues to open doors for the Company into those distributors who sell the national government through GSA (General Services Administration), or state and local contracts and other contracts where there may be an increased interest for USDA BioPreferred approved products.  When or should additional resources become available, the Company anticipates it will apply for its own GSA number.  Until then, it will continue to rely upon distributors and or brokers with whom it has relations.

The Company’s average monthly sales for the  quarter ending 9/30/2010 increased by 5.8% over the average monthly sales for the same quarter of the prior fiscal year and profit margins for the current fiscal year are have steadily increased vs. the prior fiscal year. This is due in part to driving down such costs as operational & freight costs, slotting fees, radio expenditures, and salary cutbacks. The Company chose to maintain its largest network station while eliminating all of its other stations, thereby eliminating cost and redundancy.  In addition, the Company cut back the amount paid out to its weekly radio talent.  The Company continually looks for opportunities to cut costs that don’t impact customer service or product quality.

 In 2011, the Company projects a loss.  If, however, the Company is unsuccessful in raising additional capital by the end of spring of 2011, the probability of hitting its short term financial goals will be seriously impacted.

The Company will continue to use the radio as the primary source for marketing and creating brand awareness of its non-food, and natural product offerings.  The Company’s commercials are currently being aired weekly on a Boston based FM talk station. Sam Jeffries, the Company’s President, continues to host a live, weekly three hour Sunday morning garden talk radio show which is currently heard on Greater Media radio 96.9 FM WTKK and also available on the internet via streaming or Podcasts through one of the Company’s websites, www.garden-guys.com ..  He shares the responsibility with two other hosts of his choosing and therefore works on a rotating schedule.  Using this allows it to keep listeners informed about the importance of considering natural, organic, chemical-free alternatives, how they should use these products and where they can buy them. This also forges relationships with key people in various scopes of business, politics and the general public.  Since the Company pays for the air time, it also receives an inventory of commercials which are used as a follow up during the work week to educate consumers about its organic and natural products, hand sanitizers, etc. and where they can purchase these products. This also creates a medium for the Company to offset some of its radio and related expenses by selling the air time to potential sponsors and or advertisers of the radio show.  The Company has yet to sell all of the inventory allotted or enough to cover the current costs of the radio.  Owned by Greater Media, WTKK 96.9 FM is the base station.  Based in Boston, MA, it is part to one of the largest markets in the country.

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

The Company’s projected Plan of Operations for 2011 consist of the following: (000’s omitted)

Year 2011
Revenues	$4,140
Margin	1,209
Selling, General and Administrative Expense	1,198
Net Profit from Operations	$11

The Company continues to rely on invested capital and short-term debt. It also continues to seek additional financing of $2,500,000 to maintain operations in 2011. Additional investor funds will still be needed to continue to expand in 2011 and beyond. On the other hand, if the Company is unable to raise the minimum financing needed in 2011, it would likely exhaust its resources.

1.	Revenue Projections

Despite its heavy financial commitment to continually advertise and promote its products to enhance brand awareness, foster customer loyalty and encourage reorders, there can be no guarantee that the products will sell as the Company believes they will, or that the consumer will reorder the products once they have used them.

Given the most recent an unprecedented economic market, the Company did not reach and fell well short of its 2010 projections.  Although the Company has been able to strategically align itself with a multitude of distributors in various retail, wholesale and commercial sectors, it did not anticipate the length of time go to market.  The 2011 projections have been made on a product category basis with 82% of projected revenues coming from a combination national distributors in the Federal government, military, laboratory, commercial and industrial sectors, grocery, farm & fleet, private label, hotel & hospitality, and the remaining from a combination of website and radio ad sales:

Retail Sales	11%
Commercial Sales	63%
Private Label Sales	19%
Other	7%

In preparing these projections customers were identified as those currently being shipped, those to whom are about to start shipping and those who have indicated a desire to carry the products at some point during 2011.  Based upon these assumptions, estimates of how much product would be sold each month and how much the projected dollar revenue would represent on a monthly, quarterly and annual basis.

2.	Expense Projections

Costs of sales were projected based upon the amount of product being sold using the extensive by product costs we had developed for each of our products. As volume increases it is expected that costs will go down as a function of better quantity purchases. Our projections do not, however, take all of these cost reductions into consideration.

General and Administrative costs were projected at 17.5% of revenues, in line with our corporate objective of keeping G&A expenses level as sales increase.

Selling expenses were projected at 11.4% of revenues. If revenues are higher than projected, more of the additional revenues will be reinvested in further marketing and selling activities. If revenues come in lower than projected, analysis will be done to determine why and, if appropriate, marketing and selling expenses will be reduced or redirected. These expenses include, but are not limited to, radio show costs, display cases, trade shows, commissions, samples, payroll and advertising.

The Company believes that it has developed a careful, well-thought out business plan based upon educated assumptions using the most current data available. There is, of course, no guarantee as to how much or how often existing or new customers will buy.  The Company also believes that its business plan contains enough flexibility to weather unforeseen delays in the generation of revenues by being able to modify expenses and other spending, as required, assuming minimum financing is obtained by the spring of 2011.

There can be no assurance that the Company’s actual operations will reflect the above projections. Market conditions, competition, supplier delays, the ability to raise capital and all other risks associated with the operation of a business could adversely impact the Company’s ability to reach the above projections.

The Company anticipates that in order to fulfill its plan of operations, it will need to attract additional key markets to sell its natural cleaning and gardening products, and continue to leverage its other business relationships. The Company continues to receive orders and re-orders from the various outlets in which it is positioned.  In addition, the recent emphasis on Executive Order #13514 may create additional sales opportunities for the Company’s products through existing distributor, broker and on-line relationships.

To fulfill orders in a timely fashion, the Company must have the capability of producing and delivering its cleaning and gardening products in sufficient volume and quantity to achieve its projections.  The Company will rely on LOL/Purina Feed to fulfill its fertilizer requirements.  In addition, it will continue to outsource its fulfillment of liquid products to Webco Chemical Co., located in Dudley, Massachusetts and possibly others. It believes that these contract manufacturers have the capacity and ability to handle any and all requirements that the Company may have and more, over the next five years.  As a backup, the Company also has made arrangements with JNJ Industries, located in Franklin, MA.  The Company has also made arrangements with LOL/Purina and RitePak of St. Joe, MO to fulfill its distribution needs for potential orders that will require different sizes and quantity of dry fertilizer products.

In addition to the minimum financing needed by spring of 2011, the Company will need to continue to seek financing from outside sources to expand the business further into 2011 and beyond.  In order to provide this necessary additional financing, the Company intends to offer private placement opportunities to investors in an as yet undetermined amount.  The Company has no basis, however, for predicting the success of such other offerings.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

☐	Risks Related To Our Business and Operations

☐	Economic or industry-wide factors relevant to the Company:

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

☐	Material opportunities, challenges:

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

☐	Risks in short and long term and the actions we are taking to address them:

Undercapitalization could impose growth restraints on the Company preventing us from entering other markets and regions, as planned. The Company will continue to actively pursue private placement investor funding as allowed by SEC regulations and to satisfy debt and payables with stock, stock options and/or warrants as a means of capitalizing the Company until operations are sufficient enough to be self-sustaining, which could happen by the end of 2011. There can be no assurance, however, that these activities will be successful.

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

Although unlikely, interest in organics could diminish which would have an adverse effect on the popularity of the radio show. To mitigate this possibility, "home remedy", "how to" and "natural and organic health-care alternative” segments are being added to the shows programming to expand listener interest and extend the seasonality of the show. The Company also has plans to ultimately reach a national audience by franchising the Garden Guys concept throughout the country by having local talk shows discuss organics and lawn and gardening techniques and problems indigenous to each of those regions.

☐	Reliance on Investment Funds

Although the Company has increased its cash flow from customer sales, we expect that for the short term future, we will still rely on external funding sources, primarily equity capital, to finance our operations. While we believe that increasing cash flow from customer sales will ultimately provide adequate funds to permit us to become self-sufficient, possibly by the end of 2011, until then we will continue to require additional capital from investors. If we were unable to obtain such funding from outside sources, we would likely be forced to reduce the level of our operations and business failure could become a real possibility.

☐	Reliance on Management Team

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

☐	Risks Related to Ownership of Our Stock

☐	Trading Market

Our stock officially began trading on Monday, May 5, 2008 on the Over The Counter Electronic Bulletin Board under the trading symbol; OGSM. Even with our shares being traded publicly, there is a substantial "overhang" of outstanding shares that would be eligible for sale under Rule 144. Such sales, if they were to occur, could tend to suppress the market value of our shares for some time.

☐	No Dividends in Foreseeable Future

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

☐	Provisions of our Certificate of Incorporation, By-laws and Delaware Law

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

The Company changed audit firms for the fiscal year ended September 30, 2010 to Morrill  & Associates.  There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our year ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As such, because the Company maintains a small office staff it maintains that the internal controls are ineffective.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors and Executive Officers

The following table sets forth our current directors, officers and significant employees, their ages, and all offices and positions with our company.

NAME	AGE	POSITION

Samuel F.H. Jeffries	48	President, Chief Executive Officer and Chairman of the Board of Directors
Stephen B. Jeffries	49	Director and Audit Committee Member
Leonard B. Colt, Jr.	73	Director
Jerry Adelstein	77	Director
Joanne L.H. Anderson	52	Director, Vice President
Laurie Basch-Levy	56	Director and Audit Committee Member
Michael Ernst.	52	Director, Secretary
Keith D. Lowey	49	Treasurer and Chief Financial Officer

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

Keith D. Lowey  was elected Treasurer and Chief Financial Officer on May 6, 2010. He has been in public and private practice in the accounting field for 24 years.  He joined his current firm as a Principal in 1990.  He has wide-ranging expertise in accounting, consulting and business advisory services across many industries.

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

The Board held meetings during the fiscal year ended September 30, 2010 in person and telephonically and acted by unanimous written consent on one occasion. In fiscal 2010, the Audit Committee met telephonically on May 6, 2010.

G.	Compliance with Section 16(a) of The Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended September 30, 2010, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregated compensation awarded to, earned by or paid to our Chief Executive Officer and our other executive officers as a group, or to directors for all services rendered in all capacities.

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sam Jeffries	2010	14,107	-0-	-0-	-0-	-0-	-0-	-0-	14,107
Sam Jeffries	2009	51,108	-0-	-0-	-0-	-0-	-0-	6,000	57,108

All officers and directors as a group were paid in the aggregate $51,276 for the fiscal year ended September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 2, 2010 certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

Name	Shares	% of O/S Stock
Samuel F.H. Jeffries	1,390,500	10.0%
Stephen B. Jeffries	732,203	5.3%
Leonard B. Colt, Jr.	171,938	1.2%
Jerry Adelstein	1,158,565	8.4%
Joanne L.H. Anderson	256,940	1.9%
Laurie Basch-Levy	355,000	2.6%
Michael Ernst.	62,000	0.4%
Keith D. Lowey	200,000	1.4%

All Executive Officers and Directors as a Group (8 persons)	4,327,146	31.3%

(1)     Beneficial ownership so determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

Applicable percentage of ownership is based on 13,840,722 shares of our common stock outstanding on December 31, 2010.

The address of each of the executive officers and directors is care of Organic Sales and Marketing, Inc. 114 Broadway, Raynham, MA 02767.

The Company has not granted any of the following during or after its fiscal year ended September 30, 2010:

Grants of Plan-Based Awards

Equity Awards

Nonqualified Deferred Compensation

The Company anticipates that its Executive Committee will develop and establish clear compensation policies and procedures for disclosing these policies.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Jerry Adelstein, a director of the company, held a demand note dated March 1, 2007 with a principal balance due as of January 21, 2010 of $116,197. On January 21, 2010, the Company’s Board authorized the conversion of $102,000 of principal and accrued interest to common stock and issued a new promissory note for balance in the amount of $14,197. The new promissory note of $14,197 carries an interest rate of 8% per annum, is payable monthly at $1,000 per month beginning February 21, 2010, matures March, 2012 and is unsecured. Monthly payments on the note were not made through September 30, 2010.  Total principal payments during the period were $300.  As of September 30, 2010, accrued interest owed on the new promissory note was $809. As of September 30, 2010, accrued interest and principal owed on the Note was $14,706.

Leonard Colt, a director of the company, holds a demand note dated March 15, 2008 with a principal balance due as of September 30, 2010 of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. As of September 30, 2009, interest and principal owed on the Note was $12,544.

Laurie Basch-Levy, a director of the company, holds a 12 month promissory note dated December 1, 2007 with a principal balance due as of September 30, 2010 of $175,000. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2009, however, the note holder has agreed to extend the maturity date given the same terms and conditions as the original note. Early indications are that the maturity date will be extended for an additional twelve months subject to Board approval in January 2011. As of September 30, 2010 interest and principal owed on the note was $250,900.

Samuel Jeffries, CEO and Chairman of the Board of Directors of the company, held a demand note dated January 1, 2009 with a principal balance due as of January 21, 2010 of $363,356. On January 21, 2010, the Company’s Board authorized the conversion of $266,000 of principal and accrued interest to common stock and issued a new promissory note for the balance in the amount of $97,356. The new promissory note of $97,356 carries an interest rate of 8% per annum, is payable monthly at $1,558 per month beginning February 21, 2010, matures January, 2017 and is unsecured.  As of September 30, 2010, interest and principal owed on the Note was $246,436.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All audit and professional services provided by Certified Public Accountants will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The aggregate fees billed by Morrill  & Associates were $29,332 for the fiscal year ended September 30, 2010 and by the previous audit firm of $31,632 for the fiscal year ended September 30, 2009.

Description of Fees	2010	2009
Audit Fees	$29,332	$31,632
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$29,332	$31,632

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

All Other Fees
Morrill  & Associates was paid no other fees for professional services during the fiscal years September 30, 2010 and 2009.

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

PART IV

ITEM 15. EXHIBITS

1.1	Certificate of Incorporation of Garden Connections, Inc.

2.2	Amendment of Certificate of Incorporation Changing name from Garden Connections, Inc. to Organic Sales and Marketing, Inc.

2.3	Amended and Restated By-Laws

3.2	2008 Stock Option Plan

3.3	Microbial Technologies Licensing Agreement

10.16	Nu Vision Holdings Consulting Agreement

10.17	EC Desmond Sales Representation Agreement

10.18	CA Fortune Specialty Foods Brokerage Agreement

10.19	WHYN Radio Contract (Springfield, MA)

10.20	WBAE Radio Contract (Portland, ME)

10.21	WGIR Radio Contract (Manchester, NH)

10.22	Kehe Foods Vendor Buying Agreement

Exhibit 1.1- 10.22 referred to above may be found attached to the September 30, 2008 Form 10KSB which is incorporated by reference herein.

10.29	Consulting Agreement (LOI) - Sadler

10.30	Sales Agent Agreement – Land O’Lakes Purina Feed

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC SALES AND MARKETING, INC.

(Registrant)

February 11, 2011	/s/ Samuel F.H. Jeffries
Date	SAMUEL F.H. JEFFRIES
CEO AND CHAIRMAN

February 11, 2011	/s/_Keith D. Lowey
Date	KEITH D. LOWEY
CHIEF FINANCIAL OFFICER

Organic Sales and Marketing, Inc.

Financial Statements for the Years Ended
September 30, 2010 and 2009
And Reports of Independent Registered
 Public Accounting Firms

Morrill & Associates, LLC
Certified Public Accountants
563 West 500 South, Suite 425
Bountiful, Utah 8401
801-292-8756 Phone; 801-292-3558 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Organic Sales and Marketing, Inc.
Raynham, Massachusetts 02767

We have audited the accompanying balance sheet of Organic Sales and Marketing, Inc.  as of September  30,  2010,  and  the related statements of operations, stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Sales and Marketing, Inc. as of September 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has incurred recurring substantial losses from operations, recurring negative working capital, negative cash flows from operations, and has limited sales of its products which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates, LLC
Bountiful, Utah
February 11, 2011

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

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
January 13, 2010

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	September 30,	September 30,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$46,237	$24,547
Accounts receivable, net	22,939	8,090
Inventories	90,797	109,581
Prepaid expense	16,160	7,479

Total Current Assets	176,133	149,697

PROPERTY AND EQUIPMENT, NET	4,481	9,383

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$180,814	$159,280

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	September 30,	September 30,
	2010	2009

CURRENT LIABILITIES

Accounts payable-trade	$523,598	$581,215
Accounts payable-related party	19,098	3,986
Accrued expenses	5,444	33,807
Accrued interest payable	85,347	61,620
Line of credit	67,387	72,054
Notes payable - related parties	439,334	495,736

Total Current Liabilities	1,140,208	1,248,418

Total Liabilities	1,140,208	1,248,418

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,709,494 and 10,088,794 shares issued and outstanding, respectively	1,371	1,009
Additional paid-in capital	6,493,112	5,669,969
Accumulated (Deficit)	(7,453,877)	(6,760,116)

Total Stockholders' (Deficit)	(959,394)	(1,089,138)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$180,814	$159,280

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations

	For the Years Ended
	September 30,
	2010	2009
REVENUES

Product sales, net	$197,375	$184,789
Radio advertising	27,305	40,210

Total Revenues	224,680	224,999

COST OF SALES	131,086	183,511

GROSS PROFIT	93,594	41,488

OPERATING EXPENSES

Advertising expense	69,790	311,362
Payroll and compensation expense	254,751	332,121
Selling expense	62,688	115,428
General and administrative	168,958	500,474
Legal and accounting	172,634	187,488

Total Operating Expenses	728,821	1,446,873

LOSS FROM OPERATIONS	(635,227)	(1,405,385)

OTHER INCOME (EXPENSE)

Interest income	-	1,311
Interest expense	(58,534)	(48,416)
Valuation of warrants granted for financing costs	-	(954,837)

Total Other Income (Expense)	(58,534)	(1,001,942)

NET LOSS BEFORE INCOME TAXES	(693,761)	(2,407,327)

INCOME TAX EXPENSE	-	-

NET LOSS	$(693,761)	$(2,407,327)

LOSS PER SHARE-
Basic and Diluted	$(0.06)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
Basic and Diluted	12,159,856	9,124,777

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Stockholders' (Deficit)
For the period October 1, 2008 through Septmeber 30, 2010

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, September 30, 2008	6,799,494	$680	$3,738,959	$(4,352,789)	$(613,150)

Shares issued for cash at $.25/share	1,440,000	144	359,856	-	360,000
Shares issued for cash at $.15/share	1,296,800	130	194,390	-	194,520
Shares issued for services rendered at $.40/share	450,000	45	179,955	-	180,000
Shares issued for services rendered at $.10/share	50,000	5	4,995	-	5,000
Shares issued for services rendered at $.18/share	50,000	5	8,995	-	9,000
Shares issued for services rendered at $.14/share	2,500	-	350	-	350
Valuation of options and warrants granted	-	-	1,182,469	-	1,182,469
Net loss for the year ended September 30, 2009	-	-	-	(2,407,327)	(2,407,327)
Balance, September 30, 2009	10,088,794	$1,009	$5,669,969	$(6,760,116)	$(1,089,138)

Shares issued for cash at $.15/share	247,317	25	37,071	-	37,096
Shares issued for cash at $.10/share	920,050	92	91,911	-	92,003
Shares issued for conversion of debt at $.15/share	2,453,333	245	367,753	-	367,998
Valuation of options and warrants granted	-	-	326,408	-	326,408
Net loss for the year ended September 30, 2010	-	-	-	(693,761)	(693,761)
Balance, September 30, 2010	13,709,494	$1,371	$6,493,112	$(7,453,877)	$(959,394)

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows

	For the Years Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(693,761)	$(2,407,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,902	4,901
Shares issued for services rendered	-	194,350
Valuation of options and warrants granted	326,408	1,182,470
Stock issued for accrued interest	19,732	-
Change in operating assets and liabilities:
Accounts receivable-trade	(14,849)	18,620
Inventories	18,784	39,805
Prepaid expense	(8,681)	46,453
Accounts payable-trade	(57,617)	100,732
Accounts payable-related party	15,112	3,986
Accrued expenses	(28,363)	(7,378)
Accrued interest payable	23,727	34,697

Net Cash Used in Operating Activities	(394,606)	(788,691)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	129,099	554,520
Proceeds from line of credit	10,000	15,827
Payments on line of credit	(14,667)	(18,580)
Proceeds from notes payable - related party	304,800	233,633
Payments on notes payable - related party	(12,940)	-

Net Cash Provided by Financing Activities	416,292	785,400

NET INCREASE (DECREASE) IN CASH	21,686	(3,291)

CASH, BEGINNING OF PERIOD	24,547	27,838

CASH, END OF PERIOD	$46,233	$24,547

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$7,776	$13,524
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for conversion of notes payable and accrued interest	$368,000	$-
Shares issued for services rendered	$-	$194,350
Valuation of options and warrants granted	$326,408	$1,182,470

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

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

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition
We earn our revenues from the distribution of garden and cleaning products to retailers and directly to consumers via our internet site and from advertising contracts. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Revenue from garden and cleaning products is recognized upon shipment of the product. The distribution of products is governed by purchase orders or direct sale agreements which fix the price and delivery date.  In accordance with ASC 605-45 “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped. Advance payments are recorded on the balance sheet as deferred revenue until the revenue recognition criteria is met.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Periodically, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company feels that the entire balance of Accounts Receivable as of September 30, 2010 and September 30, 2009 are collectable and, therefore, no allowance has been taken. The full value of accounts receivable is held as collateral for the Company’s Line of Credit.

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

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense primarily consists of the Company’s three hour weekly Garden Guys radio call in program with Greater Media and Citadel Communications, slotting fee expense, display case costs, samples and trade show participation. The total advertising expense for the radio show contracts was $54,200 and $209,615 for the twelve months ended September 30, 2010 and September 30, 2009, respectively. In addition, the Company advertises its products on its own website and in numerous trade and industry publications. Total advertising, including radio contracts for the years ended September 30, 2010 and 2009 was $69,790 and $311,362, respectively.

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

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of related party notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2010 and 2009.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Recently Issued Accounting Standards
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
September 30, 2010 and 2009

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

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU  requires additional  disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements,  including a description of  the  reasons  for  the  transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances,  and settlements  in the  reconciliation  for  fair  value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

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

	For the Years Ended
	September 30,
	2010	2009
Basic and Diluted

Net Loss - Numerator	$(693,761)	$(2,407,327)

Weighted Average Shares - Denominator	12,159,856	9,124,777

Per Share Amount	$(0.06)	$(0.26)

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

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 4 – Income Taxes (Continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	September 30,
	2010	2009

Deferred tax asset:
Net operating loss carryforward	$1,777,092	$1,633,824
Valuation allowance	(1,777,092)	(1,633,824)

	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	September 30,
	2010	2009

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	143,268	477,695
Change in valuation allowance	(143,268)	(477,695)

	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $4,556,645 and $4,189,293 as of September 30, 20010 and September 30, 2009, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
For the Years Ended
September 30,
	2010	2009

Beginning Balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-

Ending Balance	$-	$-

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 4 – Income Taxes (Continued)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2009, 2008 and 2007.

Note 5 – Inventories

Inventories consisted of the following as of:

	September 30,	September 30,
	2010	2009

Raw materials	$78,182	$70,179
Finished goods	12,615	39,402
Totals	$90,797	$109,581

At September 30, 2010 and September 30, 2009, no provision for obsolete inventory was recorded by the Company.

Note  6 – Property and Equipment

Property and Equipment consisted of the following as of:

	September 30,	September 30,
	2010	2009

Property and equipment	$21,900	$21,900
Less: accumulated depreciation	(17,419)	(12,517)

Property and equipment, net	$4,481	$9,383

Depreciation expense on property and equipment was $4,902 and $4,901 for the years ended September 30, 2010 and September 30, 2009, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009
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

As of September 30, 2010, under this plan, there were 1,140,145 options outstanding at the exercise price of $1.00 per share and 1,215,000 options outstanding at the exercise price of $.15 per share. The issuance of these options was approved by holders of the majority of the Company’s outstanding common stock. The total amount of option expense recorded for the Twelve Months ended September 30, 2010 was $326,408, of which, $193,431 was recorded as payroll and compensation expense and $132,977 was recorded as legal and accounting expense. The amount of option expense to be charged over the remainder of the exercise period is $380,014.

The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model with the following assumptions: expected life of 4 or 10 years, a risk free interest rate of 2.46-3.71%, a dividend yield of 0% and volatility ranging from 75% in 2008, 154% to 192% in 2009 and 190% in 2010.

Outstanding common stock options as of September 30, 2010 are summarized below:
	Number of Shares	Weighted Average Exercise Price
Stock Options Outstanding, October 1, 2007	-	$-

Options Granted	1,126,250	$1.00
Options Exercised	-	$-
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2008	1,126,250	$1.00

Stock Options Exercisable, September 30, 2008	148,619	$1.00

Options Granted	29,000	$1.00
Options Exercised	-	$-
Options Canceled	(15,105)	$1.00

Stock Options Outstanding, September 30, 2009	1,140,145	$1.00

Stock Options Exercisable, September 30, 2009	438,057	$1.00

Options Granted	1,215,000	$0.15
Options Exercised	-	.
Options Canceled	-	$-

Stock Options Outstanding, September 30, 2010	2,355,145	$0.56

Stock Options Exercisable, September 30, 2010	1,517,627	$0.58

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 7 – Stock Options (Continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock options issued to both employees and non-employees of the Company.

	Options Outstanding			Options Exercisable
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
February-08	$1.00	861,145	7.41	583,230	$1.00
May-08	$1.00	250,000	7.67	151,042	$1.00
January-09	$1.00	5,000	8.34	2,188	$1.00
April-09	$1.00	10,000	8.58	3,750	$1.00
August-09	$1.00	14,000	8.92	4,083	$1.00
January-10	$0.15	1,155,000	9.34	756,667	$0.15
May-10	$0.15	60,000	9.60	16,667	$0.15

		2,355,145		1,517,627

The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2010 and 2009 totaled $-0- and $-0- and $-0- and $-0-, respectively. The weighted average grant date fair value of options granted during the period ended September 30, 2010 and 2009 is $0.13 and $0.27, respectively. The fair value of vested options as of the periods ended September 30, 2010 and 2009 totaled $151,763 and $122,656, respectively.

Note 8 – Common Stock Purchase Warrants

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

Total warrant expense charged as financing costs for the Twelve Months ended September 30, 2010 and 2009 was $-0- and $954,837, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 8 – Common Stock Purchase Warrants (Continued)

The Company has determined the estimated value of warrants granted during the Twelve Months ending September 30, 2009 using the Black-Scholes pricing model with the following assumptions:  expected life of 5 years; a risk free interest rate of 1.66%-2.71%; a dividend yield of 0% and volatility of 149.62%-172.61%.

Outstanding common stock purchase warrants as of September 30, 2010 are summarized below:
	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding, October 1, 2007	-	$-

Warrants Granted	184,120	$2.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-
Warrants Outstanding and Exercisable, September 30, 2008	184,120	$2.00

Warrants Granted	2,736,800	$1.00
Warrants Exercised	-	$-
Warrants Canceled	-	$-

Warrants Outstanding and Exercisable, September 30, 2009	2,920,920	$1.06

Warrants Granted	-	$-
Warrants Exercised	-	$-
Warrants Canceled	-	$-
Warrants Outstanding and Exercisable, September 30, 2010	2,920,920	$1.06

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the note holders referenced above.
	Warrants Outstanding			Warrants Exercisable
			Weighted
		Number	Average		Weighted
	Exercise	Shares	Contractual	Number	Average
Year	Price	Outstanding	Life (Years)	Exercisable	Exercise Price
Jun-08	$2.00	184,120	1.75	184,120	$2.00
Oct-08	$1.00	40,000	3.08	40,000	$1.00
Nov-08	$1.00	1,400,000	3.17	1,400,000	$1.00
Feb-09	$1.00	666,667	3.41	666,667	$1.00
Mar-09	$1.00	630,133	3.50	630,133	$1.00
		2,920,920		2,920,920

The aggregate intrinsic value of stock warrants outstanding and exercisable at September 30, 2010 and 2009 totaled $-0- and $-0- and $-0- and $-0-, respectively. The weighted average grant date fair value of stock warrants granted during the period ended September 30, 2010 and 2009 is $0 and $0.35, respectively. The fair value of stock warrants vested during the period ended September 30, 2010 and 2009 totaled $0 and $766,304, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 9 – Line of Credit

In August 2006, the Company entered into a Line of Credit / Overdraft Protection Agreement (“LOC Agreement”) with a financial institution to borrow up to $75,000. Interest accrues at the Wall Street Journal Prime Rate (“WSJ Prime Rate”) less 1% for the first six months and at the WSJ Prime Rate, thereafter. All amounts due on the line of credit are due on demand. The balance outstanding at September 30, 2010 and September 30, 2009 was $67,387 and $72,054 respectively. Accrued interest payable at September 30, 2010 and September 30, 2009 was $180 and $322, respectively. The LOC Agreement is guaranteed by an officer of the Company and is secured by all assets of the Company.

Note 10 – Equity Transactions

On December 16, 2009, the Company commenced a private stock offering, whereby it authorized the issuance of 3,333,334 shares of its common stock for a total raise of $500,000.  The offering was closed on March 31, 2010 and $37,097 of the $500,000 was raised and 247,317 shares of common stock were issued.

On January 21, 2010, the Board of Directors approved the issuance of 1,773,333 shares of common stock in satisfaction of $260,000 in related party notes payable and $6,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $100,000 (See Note 11) will be due and payable over the next 7 years at an interest rate of 8% per annum.

On January 21, 2010, the Board of Directors approved the issuance of 680,000 shares of common stock in satisfaction of $90,000 in related party notes payable and $12,000 in accrued interest to a director of the Company. As part of the agreement, the remaining balance of the related party note of $14,000 (See Note 11) will be due and payable over the next 2 years at an interest rate of 8% per annum.

On May 1, 2010 the Company commenced a private stock offering, whereby it authorized the issuance of 5,000,000 shares of its common stock for a total raise of $500,000.  As of September 30, 2010 $92,005 of the $500,000 was raised and 920,050 shares of common stock were issued.

Note 11 – Notes Payable- Related Parties

Through September 30, 2007, a director of the company loaned the Company a total of $32,026 at an interest rate of 6% per annum. During the fiscal year ended September 30, 2008 the Company issued 30,779 shares of common stock in relief of $30,779 in debt. This director advanced $75,000 during fiscal year 2008. During the fiscal year ended September 30, 2009, the director advanced the Company an additional $27,499, bringing the total principal balance due as of January 20, 2010 to $103,747. This note was payable monthly in the amount of $1,000 plus interest, however, no scheduled payments were made through January 20, 2010 by the Company. On January 21, 2010, the Company’s Board authorized the conversion of $102,000 of principal and accrued interest to common stock and issued a new promissory note for balance in the amount of $14,197. The new promissory note of $14,197 carries an interest rate of 8% per annum, is payable monthly at $1,000 per month beginning February 21, 2010, matures March, 2012 and is unsecured.  Total principal payments during the period were $300.  Monthly payments on the note were not made through September 30, 2010 and the note was considered in default. As of September 30, 2010, accrued interest owed on the new promissory note was $510.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 11 – Notes Payable- Related Parties (Continued)

Through September 30, 2007, the CEO and Chairman of the Board of the Company advanced the Company $20,000. During the fiscal year ended September 30, 2008 the Company issued a total of 20,000 shares of common stock in satisfaction of $20,000 in debt. As of January 20, 2010 total principal owed on the note was $356,068. Monthly payments were not required and interest accrued at 6% per annum. On January 21, 2010, the Company’s Board authorized the conversion of $266,000 of principal and accrued interest to common stock and issued a new promissory note for the balance in the amount of $97,356. The new promissory note of $97,356 carries an interest rate of 8% per annum, is payable monthly at $1,558 per month beginning February 21, 2010, matures January, 2017 and is unsecured. Scheduled payments were made on the new note through September 30, 2010, including principal payments of $4,694. Since January 21, 2010, additional funds of $136,800 have been advanced by the CEO to the Company and added to the promissory note.  As of September 30, 2010 total principal owed on the note was $239,582 and accrued interest owed was $6,854.

Through September 30, 2008, a director of the company advanced a total of $12,772 in the form of a demand note dated March 15, 2008.  During the 2008 fiscal year end 1,917 shares of common stock were issued in satisfaction of $1,917 in debt, resulting in a principal balance due as of September 30, 2010 and 2009, of $10,855. This note is payable monthly by the Company in the amount of $1,020 with interest at the rate of 6% per annum. During the Twelve Months ending September 30, 2010, no scheduled payments were made and the note was considered in default. As of September 30, 2010, accrued interest owed on the Note was $1,503.

Through September 30, 2008, a director of the company, advanced $175,000 to the Company. Interest accrues at 12% per annum. Accrued interest and principal was due at maturity, December 1, 2008, however, the note holder agreed to extend the maturity date for an additional twelve months given the same terms and conditions as the original note. Through the period September 30, 2010, no payments were made and the note was considered in default. As of September 30, 2010, accrued interest owed on the Note was $68,426.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 11 – Notes Payable- Related Parties (Continued)

Notes payable-related parties consisted of the following at:

	September 30,	September 30,
	2010	2009

Note payable with a director of the Company, interest at 8% per annum, payments of $1,000 is due monthly beginning February 21, 2010, matures January, 2012, unsecured	$13,897	$103,747

Note payable with a director of the Company, interest at 8% per annum, payments of $1,558.62 is due monthly beginning January 21, 2010, matures January, 2017, unsecured	239,582	206,134

Note payable with a director of the Company, interest at 6% per annum, payments of $1,020 due monthly beginning April 15, 2008, matures April, 2009, unsecured, in default	10,855	10,855

Note payable with a director of the Company, interest at 12% per annum. No monthly payments are required. All accrued interest and principal was due at maturity, December 1, 2009, in default	175,000	175,000

Total Notes Payable - Related Parties	$439,334	$495,736
Less: Current Portion	(439,334)	(495,736)

Long-Term Notes Payable - Related Parties	$-	$-

Total accrued interest at September 30, 2010 and September 30, 2009 was $73,813 and $61,620, respectively.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 12 – Commitments and Contingencies

Leases

The Company leases facilities for its corporate offices at $600 per month. The lease expired in fiscal 2007 and was then converted to a month-to-month basis. Rental expense for fiscal 2010 and 2009 was $7,200 and $9,087, respectively. The Company also has a 60 month equipment lease on its office copier machine that costs $240 per month and expires on August 30, 2011 and rents a small storage unit on a month to month basis for $147 per month.

The future minimum annual lease commitments as of September 30, 2010 are as follows:

Years Ending September 30,	Amount

2011	2,640
2012	-
2013	-
2014	-
2015	-
Thereafter	-

Agreements

As of September 30, 2010, the Company had one active radio station syndication agreement under which the company owed $4,700. The agreement expires in one year and the Company intends to renew it at the end of the term. As of September 30, 2010, the monthly cost of our radio show is $5,500 a month.

On May 3, 2008, the Company entered into a ten year licensing agreement with Microbial Technologies Ltd. (“MTL”) for the purposes of obtaining the right to use the proprietary formulations owned by MTL. The cost of the licensing agreement will be $100,000 per year, which will be billed quarterly to the Company, and a 5% royalty on net sales of any MTL product formulations sold. If the Company does not use MTL formulations, the licensing fee and royalties are not required to be paid. The total amount owed under this agreement at September 30, 2010, is $142,905 from the use of the MTL technology, and has been included in accounts payable.

Note 12 – Commitments and Contingencies (Continued)

The future minimum annual contractual obligations as of September 30, 2010 are as follows:

Years Ending September 30,	Amount

2011	16,500
2012	-
2013	-
2014	-
2015	-
Thereafter	-
$16,500

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

Note 13 – Concentration of Credit Risk

Major Customers

The Company had one customer who represented 10% or more of total sales for the year ended September 30, 2010 at 19.1% of total sales.

As of September 30, 2010 the Company’s accounts receivable was due from this customer was $2,798. The loss of this customer, although not anticipated, could have a material impact on the Company’s present and future operations.

Major Suppliers

The Company had two vendors who represented 10% or more of the total material purchases for the year ended September 30, 2010 at 64.7% and 13.1% respectively.

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

Note 15 – Subsequent Events

Subsequent to September 30, 2010 and through the date its financial statements were issued, the Company issued an additional 130,000 shares of common stock as part of the ongoing private stock offering, for an additional $13,000 of the $500,000 discussed in Note 10.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period September 30, 2010 through the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.