Form 10-Q
period 2010-12-31
Organic Sales & Marketing Inc
filed 2011-02-15
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
Yes ☐ No ☒

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 13,860,722 shares of common stock, par value $.0001, issued and outstanding as of February 8, 2011.

Organic Sales and Marketing, Inc.
Form 10-Q
Table of Contents

Part 1. Financial Information

Item 1. Financial Statements.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended December 31, 2010 and December 31, 2009.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with the U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended September 30, 2010 as contained in Registrant’s Form 10-K filing.

Organic Sales and Marketing, Inc.

Financial Statements for the Three Months Ended
December 31, 2010 (unaudited) and 2009 (unaudited)

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$24,881	$46,237
Accounts receivable, net	23,341	22,939
Inventories	80,691	90,797
Prepaid expense	4,235	16,160

Total Current Assets	133,148	176,133

PROPERTY AND EQUIPMENT, NET	3,690	4,481

OTHER ASSETS
Deposits	200	200

Total Other Assets	200	200

TOTAL ASSETS	$137,038	$180,814

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	December 31,	September 30,
	2010	2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable-trade	$538,848	$523,598
Accounts payable-related party	22,943	19,098
Accrued expenses	5,004	5,444
Accrued interest payable	97,844	85,347
Line of credit	62,632	67,387
Notes payable - related parties	454,394	439,334

Total Current Liabilities	1,181,665	1,140,208

Total Liabilities	1,181,665	1,140,208

COMMITMENTS	-	-

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,839,494 and 13,709,494 shares issued and outstanding, respectively	1,384	1,371
Additional paid-in capital	6,587,953	6,493,112
Accumulated (Deficit)	(7,633,964)	(7,453,877)

Total Stockholders' (Deficit)	(1,044,627)	(959,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$137,038	$180,814

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations

	For the Three Months Ended
	December 31,
	2010	2009
REVENUES

Product sales, net	$26,931	$42,974
Radio advertising	4,500	4,845

Total Revenues	31,431	47,819

COST OF SALES	26,125	39,257

GROSS PROFIT	5,306	8,562

OPERATING EXPENSES

Advertising expense	30,760	19,190
Payroll and compensation expense	73,133	59,589
Selling expense	12,048	21,161
General and administrative	34,353	43,390
Legal and accounting	36,226	53,962

Total Operating Expenses	186,520	197,292

LOSS FROM OPERATIONS	(181,214)	(188,730)

OTHER INCOME (EXPENSE)

Interest income	-	277
Interest expense	(13,873)	(17,033)
Other income	15,000	-

Total Other Income (Expense)	1,127	(16,756)

NET LOSS BEFORE INCOME TAXES	(180,087)	(205,486)

INCOME TAX EXPENSE	-	-

NET LOSS	$(180,087)	$(205,486)

LOSS PER SHARE-
Basic and Diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
Basic and Diluted	13,802,646	10,117,055

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows

	For the Three Months Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(180,087)	$(205,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	791	1,225
Shares issued for services rendered	-	-
Valuation of options and warrants granted	81,854	55,883
Change in operating assets and liabilities:
Accounts receivable-trade	(402)	(9,555)
Inventories	10,106	19,092
Prepaid expense	11,925	(13,467)
Accounts payable-trade	15,250	(36,252)
Accounts payable-related party	3,845	9,872
Cash overdraft	-	31,929
Accrued expenses	(440)	318
Accrued interest payable	12,497	12,892

Net Cash Used in Operating Activities	(44,661)	(133,549)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	13,000	30,000
Payments on line of credit	(4,755)	(3,680)
Proceeds from notes payable - related party	16,000	110,000
Payments on notes payable - related party	(940)	-

Net Cash Provided by Financing Activities	23,305	136,320

NET INCREASE (DECREASE) IN CASH	(21,356)	2,771

CASH, BEGINNING OF PERIOD	46,237	24,547

CASH, END OF PERIOD	$24,881	$27,318

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$7,776	$4,142
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Valuation of options and warrants granted	$81,854	$55,883

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
December 31, 2010 (Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its September 30, 2010 Form 10K filing. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

Note 2 – Significant Transactions

Notes Payable – Related Party
Advances by the CEO to the Company of $16,000 during quarter ending December 31, 2010 have been added to an outstanding promissory note.   As of December 31, 2010 total principal owed on the note was $254,642 and accrued interest owed was $11,108.

Equity Transactions
On May 1, 2010 the Company commenced a private stock offering, whereby it authorized the issuance of 5,000,000 shares of its common stock for a total raise of $500,000.  As of December 31, 2010 $105,005 of the $500,000 was raised and 1,050,050 shares of common stock were issued.

Stock Options
During the period 4,000 options granted.  Total outstanding common stock options as of December 31, 2010 were 2,333,145.  Total exercisable were 1,890,641 at a weighted average exercise price of $0.53.

Note 3 – Going Concern

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

Note 4 – Subsequent Events

Subsequent to December 31, 2010 and through the date that the financial statements were issued the Company issued an additional 20,000 shares of common stock as part of the ongoing private stock offering, for an additional $2,000 of the $500,000.

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period December 31, 2010 through the date that the financial statements were issued and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash was $24,881 at December 31, 2010 compared to $46,237 as of FYE September 30, 2010 or a decrease of $21,356. Net Cash Used in Operating Activities decreased by 67% or $88,888 from the prior fiscal year end.  The net loss of the Company of $180,087 during the first quarter of the current fiscal year is offset, in part, by stock issuances for cash and options granted during the period in the amount of $94,841.  Net Cash Provided by Financing Activities was $23,305 during the current quarter compared to $136,320 during the same period in the prior year or a decrease of $113,015 or 83%.  This was partially due to decreased proceeds from issuance of common stock, but mainly due to a significant decrease in borrowings from related parties.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Revenues for the quarter totaled $31,431 compared to $47,819 for the same period in the prior year. The decrease in sales is mainly due to the company’s efforts to discontinue unprofitable product lines and a decrease in the threat of H1N1 and Flu virus which in the previous year to date contributed to significant percentage of sales in the Company’s hand sanitizer products.   Gross profit was stable around 20% in both periods.

Operating expenses decreased by 5.5% during the quarter compared to the same period in the prior year, primarily due ongoing cost cutting measures in both selling expenses and general and administrative costs.

Stock Options Expense, a non-cash operating expense, for options vested during the periods presented are included in the Operating Expenses in the following line items:

	2010	2009

Payroll and Compensation Expense	$48,358	$23,465
Legal and Accounting	33,496	32,418

	$81,854	$55,883

Other Income has increased by $15,000 due to a sales and marketing agreement with a major vendor as discussed in the Company’s 8-K filing dated February 8th 2011.

Interest expense decreased 18.6% in primarily due to the Notes Payable - Related Party decreases as discussed in the footnotes to the Financial Statements included in this filing.

Forward Looking Statements

Please refer to Part II, Item 7 of Form 10K for the year ended September 30, 2010, which is incorporated by reference herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended December 31, 2010.

Item 4. Controls and Procedures

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

There was no change in our internal control over financial reporting during the three months ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

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

ORGANIC SALES AND MARKETING, INC.

(Registrant)

February 14, 2011	/s/ Samuel F.H. Jeffries
Date	SAMUEL F.H. JEFFRIES
CEO AND CHAIRMAN

February 14, 2011	/s/ Keith D. Lowey
Date	KEITH D. LOWEY
CHIEF FINANCIAL OFFICER