Form 10-Q
period 2011-03-31
Organic Sales & Marketing Inc
filed 2011-05-26
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐  No ☒

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 13,860,722 shares of common stock, par value $.0001, issued and outstanding as of May 12, 2011.

Organic Sales and Marketing, Inc.
Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$142,877	$46,237
Accounts receivable, net	39,005	22,939
Inventories	108,570	90,797
Prepaid expense	-	16,160

Total Current Assets	290,452	176,133

PROPERTY AND EQUIPMENT, NET	2,899	4,481

OTHER ASSETS
Deposits	200	200

TOTAL ASSETS	$293,551	$180,814

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

	March 31,	September 30,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable-trade	$640,915	$523,598
Accounts payable-related party	28,113	19,098
Customer deposits	87,740	-
Accrued expenses	7,983	5,444
Accrued interest payable	109,913	85,347
Line of credit	62,082	67,387
Notes payable - related parties	459,729	439,334

Total Current Liabilities	1,396,475	1,140,208

Total Liabilities	1,396,475	1,140,208

COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value; 100,000,000 shares
authorized, 13,839,494 and 13,709,494 shares issued and
outstanding, respectively	1,386	1,371
Additional paid-in capital	6,644,239	6,493,112
Accumulated Deficit	(7,748,549)	(7,453,877)

Total Stockholders' Deficit	(1,102,924)	(959,394)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$293,551	$180,814

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUES

Product sales, net	$135,549	$43,613	$162,480	$86,587
Radio advertising	4,500	22,460	9,000	27,305

Total Revenues	140,049	66,073	171,480	113,892

COST OF SALES	120,725	35,757	146,850	75,014

GROSS PROFIT	19,324	30,316	24,630	38,878

OPERATING EXPENSES

Advertising expense	7,547	29,325	38,307	48,515
Payroll and compensation expense	44,242	51,302	117,375	110,891
Selling expense	9,564	26,129	21,613	47,290
General and administrative	35,624	55,587	69,977	98,977
Legal and accounting	43,764	37,371	79,989	91,333

Total Operating Expenses	140,741	199,714	327,261	397,006

LOSS FROM OPERATIONS	(121,417)	(169,398)	(302,631)	(358,128)

OTHER INCOME (EXPENSE)

Interest income	30	280	37	557
Interest expense	(13,830)	(15,384)	(27,710)	(32,417)
Other income	21,088	-	36,088

Total Other Income (Expense)	7,288	(15,104)	8,415	(31,860)

NET LOSS BEFORE INCOME TAXES	(114,129)	(184,502)	(294,216)	(389,988)

INCOME TAX EXPENSE	(456)	-	(456)	-

NET LOSS	$(114,585)	$(184,502)	$(294,672)	$(389,988)

LOSS PER SHARE-
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
Basic and Diluted	13,858,383	12,207,624	13,830,209	11,150,852

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows

	For the Six Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(294,672)	$(389,988)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,582	2,451
Stock based compensation	136,142	120,482
Stock issued for accrued interest	-	18,000
Change in operating assets and liabilities:
Accounts receivable, net	(16,066)	(30,630)
Inventories	(17,773)	11,320
Prepaid expense	16,160	(2,286)
Accounts payable-trade	117,317	(15,106)
Accounts payable-related party	9,015	9,359
Customer deposits	87,740	-
Accrued expenses	2,539	(708)
Accrued interest payable	24,566	4,618

Net Cash Provided (Used) by Operating Activities	66,550	(272,488)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	15,000	37,097
Proceeds from line of credit	3,000	10,000
Payments on line of credit	(8,305)	(7,207)
Proceeds from notes payable - related party	23,215	240,800
Payments on notes payable - related party	(2,820)	(2,939)

Net Cash Provided by Financing Activities	30,090	277,751

NET INCREASE (DECREASE) IN CASH	96,640	5,263

CASH, BEGINNING OF PERIOD	46,237	24,547

CASH, END OF PERIOD	$142,877	$29,810

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$7,776	$7,776
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for related party notes payable	-	368,000

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
March 31, 2011 (Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its September 30, 2010 Form 10K filing. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

Note 2 – Significant Transactions

Collaboration agreement
On March 10, 2011 the Company entered into an NDA (Non-disclosure Agreement) with a large Farm and Fleet distributor to enter into discussions concerning certain Company technologies, technology development, and other potential collaborative efforts relating to business matters and or technologies of mutual interest.  The sole purpose of these discussions is for the evaluation of these Company technologies for use in commercial and companion retail markets preliminary to possible subsequent proposals and or agreements of mutual interest under terms to be established.  As of the time of this document, no purchase orders have been placed.

Notes Payable – Related Party
Advances by the CEO to the Company of $7,215 during quarter ending March 31, 2011 have been added to an outstanding promissory note.   As of March 31, 2011 total principal owed on the note was $259,977 and accrued interest owed was $14,967.

Equity Transactions
On May 1, 2010 the Company commenced a private stock offering, whereby it authorized the issuance of 5,000,000 shares of its common stock for total proceeds of $500,000.  As of March 31, 2011 $107,005 of the $500,000 was raised and 1,070,050 shares of common stock were issued.

Stock Options
The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model with the following assumptions: expected life of 4 or 10 years, a risk free interest rate of 2.38%, a dividend yield of 0% and volatility 205% in the current quarter.

During the quarter ended March 31, 2011 4,000 options were granted.  Total outstanding common stock options as of March 31, 2011 were 2,337,145.  Total exercisable were 2,245,050 at a weighted average exercise price of $0.48.
Stock Option Expense is included in the Statements of Operations as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Payroll and Compensation Expense	$20,766	$31,913	$69,124	$55,378
Legal and Accounting	33,522	32,687	67,018	65,105
	$54,288	$64,600	$136,142	$120,483

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

Note 4 – Subsequent Events

On May 3, 2011 the Company filed a Form 8-K with the SEC Item 4.01, Changes in Registrant’s Certifying Accountant.  The Registrant, as of May 3, 2011 has engaged the services of Stowe & Degon LLC, 95A Turnpike Road, Westborough, MA, to act as the Registrant’s independent auditor to perform the audit for fiscal year 9/30/2011 (see exhibit).

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period March 31, 2011 through the date that the financial statements were issued and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash was $142,877 at March 31, 2011 compared to $46,237 as of FYE September 30, 2010 or an increase of $96,640. Net cash flows from operating activities increased by $339,038 from the prior fiscal year end.  The net loss of the Company of $294,672 during the six months ended March 31, 2011 is offset, in part, by stock based compensation recognized during the period in the amount of $136,142.  Net Cash Provided by Financing Activities was $30,090 during the six months ended March 31, 2011 compared to $277,751 during the same period in the prior year or a decrease of $247,661 or 89%.  This is mainly due to a significant decrease in borrowings from related parties.

Results of Operations

Three and Six Months Ended March 31, 2011 Compared to the Three and Six Months Ended March 31, 2010

Products sales for the quarter totaled $135,549 compared to $43,613 for the same period in the prior year, with a year to date increase of 87.6%.  This increase in sales is mainly due to the increase in the natural fertilizer sales as part of the joint venture with Land O’Lakes / Purina.  These sales of Bradfield Organics and private label fertilizers are at lower margins than our other lines, which is why the gross profit margin decreased between periods.

Operating expenses decreased by 29.5% during the quarter and 17.6% year to date compared to the same periods in the prior year, primarily due to ongoing cost cutting measures in both selling expenses and general and administrative costs.

Other Income has increased by $21,088 in the current quarter and $36,088 year to date vs the same periods in the prior year.  This is due to a sales and marketing agreement with a major vendor as discussed in the Company’s 8-K filing dated February 8th 2011.

Interest expense decreased 10.1%  for the quarter and 14.5% year to date,  in primarily due to the Notes Payable - Related Party decreases as discussed in the footnotes to the Financial Statements included in this filing.

Forward Looking Statements

Please refer to Part II, Item 7 of Form 10K for the year ended September 30, 2010, which is incorporated by reference herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2011.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

There was no change in our internal control over financial reporting during the three months ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is the defendant in a lawsuit commenced by Entercom Boston LLC in Superior Court, Suffolk, MA. (CA 10-1652E) on May 17, 2010. Plaintiff alleges that Registrant owes approximately $64,000 for advertising and air time.  OSM has asserted a counterclaim, asserting breach of contract and other defenses.

The Company and Saga Communications of New England, LLC. d/b/a WZAN-AM Radio settled in an out of court settlement for the sum of $3175.00 on Monday April 25, 2011.

Item 1A. Risk Factors.

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

•      Trading Market
Our stock officially began trading on Monday, May 5, 2008 on the Over The Counter Electronic Bulletin Board under the trading symbol; OGSM.  The Company is now listed on the Pink Sheets under the trading symbol; OGSM.PK. Even with our shares being traded publicly, there is a substantial “overhang” of outstanding shares that would be eligible for sale under Rule 144. Such sales, if they were to occur, could tend to suppress the market value of our shares for some time.

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

ORGANIC SALES AND MARKETING, INC.

(Registrant)

May 20, 2011	/s/ Samuel F.H. Jeffries
Date	SAMUEL F.H. JEFFRIES
CEO AND CHAIRMAN

May 20, 2011	/s/ Keith D. Lowey
Date	KEITH D. LOWEY
CHIEF FINANCIAL OFFICER