Form 10-Q
period 2011-06-30
Organic Sales & Marketing Inc
filed 2011-08-15
CIK 1354030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

The number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 13,860,722 shares of common stock, par value $.0001, issued and outstanding as of July 29, 2011.

Organic Sales and Marketing, Inc.
Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets

ASSETS

	June 30, 2011	September 30, 2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$42,608	$46,237
Accounts receivable, net	50,439	22,939
Inventories	116,956	90,797
Prepaid expense	12,740	16,160

Total Current Assets	222,743	176,133

PROPERTY AND EQUIPMENT, NET	2,109	4,481

OTHER ASSETS
Deposits	200	200

TOTAL ASSETS	$225,052	$180,814

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30, 2011	September 30, 2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable-trade	$549,305	$523,598
Accounts payable-related party	21,693	19,098
Customer deposits	85,250	-
Accrued expenses	12,902	5,444
Accrued interest payable	121,831	85,347
Line of credit	58,840	67,387
Notes payable - related parties	477,100	439,334

Total Current Liabilities	1,326,921	1,140,208

Total Liabilities	1,326,921	1,140,208

COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,839,494 and 13,709,494 shares issued and outstanding, respectively	1,386	1,371
Additional paid-in capital	6,724,459	6,493,112
Accumulated Deficit	(7,827,714)	(7,453,877)

Total Stockholders' Deficit	(1,101,869)	(959,394)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$225,052	$180,814

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Operations

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
REVENUES

Product sales, net	$152,725	$59,271	$315,204	$145,593
Radio advertising	23,350	-	32,350	27,305

Total Revenues	176,075	59,271	347,554	172,898

COST OF SALES	111,250	41,264	258,100	116,278

GROSS PROFIT	64,825	18,007	89,454	56,620

OPERATING EXPENSES

Advertising expense	2,574	10,200	40,881	58,715
Payroll and compensation expense	53,845	14,481	171,220	125,372
Selling expense	18,064	7,642	39,677	53,348
General and administrative	31,591	32,341	101,568	132,138
Legal and accounting	46,331	35,119	126,321	126,452

Total Operating Expenses	152,405	99,783	479,667	496,025

LOSS FROM OPERATIONS	(87,580)	(81,776)	(390,213)	(439,405)

OTHER INCOME (EXPENSE)

Interest income	204	(635)	241	(78)
Interest expense	(14,282)	(13,001)	(41,991)	(45,417)
Other income	22,492	-	58,582	-

Total Other Income (Expense)	8,414	(13,636)	16,832	(45,495)

NET LOSS BEFORE INCOME TAXES	(79,166)	(95,412)	(373,381)	(484,900)

INCOME TAX EXPENSE	-	-	(456)	(500)

NET LOSS	$(79,166)	$(95,412)	$(373,837)	$(485,400)

LOSS PER SHARE-
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-
Basic and Diluted	13,858,383	12,207,624	13,830,209	11,150,852

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Statements of Cash Flows

	For the Nine Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(373,837)	$(485,400)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	2,372	3,677
Shares issued for services rendered	12,000	-
Stock based compensation	204,362	185,081
Stock issued for accrued interest	-	18,000
Change in operating assets and liabilities:
Accounts receivable, net	(27,500)	(7,270)
Inventories	(26,159)	20,292
Prepaid expense	3,420	(11,477)
Accounts payable-trade	25,707	(54,061)
Accounts payable-related party	2,595	13,262
Customer deposits	85,250	-
Accrued expenses	7,458	(21,950)
Accrued interest payable	36,484	14,054

Net Cash Provided (Used) by Operating Activities	(47,848)	(325,792)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	15,000	52,098
Proceeds from line of credit	3,000	10,000
Payments on line of credit	(11,547)	(12,267)
Proceeds from notes payable - related party	43,406	287,800
Payments on notes payable - related party	(5,640)	(5,760)

Net Cash Provided by Financing Activities	44,219	331,871

NET INCREASE (DECREASE) IN CASH	(3,629)	6,079

CASH, BEGINNING OF PERIOD	46,237	24,547

CASH, END OF PERIOD	$42,608	$30,626

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$5,636	$7,776
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for related party notes payable	-	368,000

The accompanying notes are an integral part of these financial statements.

ORGANIC SALES AND MARKETING, INC.
Notes to the Financial Statements
June 30, 2011 (Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its September 30, 2010 Form 10K filing. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

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

Notes Payable – Related Party
Advances by the CEO to the Company of $20,192 during quarter ending June 30, 2011 have been added to an outstanding promissory note.   As of June 30, 2011 total principal owed on the note was $277,345 and accrued interest owed was $18,264.

Equity Transactions
On May 1, 2010 the Company commenced a private stock offering, whereby it authorized the issuance of 5,000,000 shares of its common stock for total proceeds of $500,000.  As of June 30, 2011 $107,005 of the $500,000 was raised and 1,070,050 shares of common stock were issued.

Stock Options
The Company has determined the estimated value of the stock options granted by using the Black-Scholes pricing model with the following assumptions: expected life of 4 or 10 years, a risk free interest rate of 2.38%, a dividend yield of 0% and volatility 205% in the current quarter.

During the quarter ended June 30, 2011 2,000 options were granted.  Total outstanding common stock options as of June 30, 2011 were 2,339,145.  Total exercisable were 2,133,983 at a weighted average exercise price of $0.45.
Stock Option Expense is included in the Statements of Operations as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010

Payroll and Compensation Expense	$34,562	$31,913	$103,686	$87,291
Legal and Accounting	33,658	32,686	100,676	97,791
	$68,220	$64,599	$204,362	$185,082

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

Note 4 – Subsequent Events

Organic Sales and Marketing, Inc. has evaluated subsequent events for the period ending June 30, 2011 through the date that the financial statements were issued and concluded there were no other events or transactions occurring during this period that required recognition of disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash was $42,608 at June 30, 2011 compared to $46,237 as of September 30, 2010, a decrease of $3,629. Net cash used in operating activities during the nine months ended June 30, 2011 decreased by $277,944 compared to the same period in the prior fiscal year.  Cash used in operations is the result of the net loss of $373,381 during the nine months ended June 30, 2011 offset, in part, by stock based compensation recognized during the period in the amount of $204,362.  Net Cash Provided by Financing Activities was $44,219 during the nine months ended June 30, 2011 compared to $331,871 during the same period in the prior year for a decrease of $287,652 or 87%.  This is mainly due to a significant decrease in borrowings from related parties.

Results of Operations

Three and Nine months ended June 30, 2011 Compared to the Three and Nine months ended June 30, 2010

Products sales for the quarter totaled $152,725 compared to $59,271 for the same period in the prior year. The year to date increase in products sales is 116.5%.  This increase is mainly due to the increase in the natural fertilizer sales as part of the joint venture with Land O’Lakes/Purina.  These sales of Bradfield Organics and private label fertilizers are at lower margins than our other lines, which is why the gross profit margin decreased between periods.

Operating expenses increased by 52.7% for quarter compared to the same quarter in the previous year, mainly due to adjustments in the prior year to stock option expense.  Year to date comparison shows an overall decrease of 3.3% versus the same period in the prior year, primarily due to ongoing cost cutting measures in both selling expenses and general and administrative costs.

Other Income has increased by $22,492 in the current quarter and $58,582 year to date vs the same periods in the prior year.  This is due to a sales and marketing agreement with a major vendor as discussed in the Company’s 8-K filing dated February 8th 2011.

The Company recently developed and launched it new product Egg Wipes, under its own Healthier Homestead brand, which is designed for use by the backyard poultry hobbyist.   On June 6, 2011, the Company invoiced $41,718.24 for its first order of private label Egg Wipes to a major farm and fleet distributor.  The Company anticipates this could lead to increased sales in the future given the newness of the concept however there is no certainty of its acceptance.

Interest expense increased 9.9% due to additional borrowing in the current quarter and decreased 7.5% year to date, primarily due to the Notes Payable - Related Party decreases as discussed in the footnotes to the Financial Statements included in this filing.

Forward Looking Statements

Please refer to Part II, Item 7 of Form 10K for the year ended September 30, 2010, which is incorporated by reference herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe that there have been no significant changes in our market risk exposures for the three months ended June 30, 2011.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There was no change in our internal control over financial reporting during the three months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ORGANIC SALES AND MARKETING, INC.
(Registrant)

August 10, 2011	/s/ Samuel F.H. Jeffries
Date	SAMUEL F.H. JEFFRIES
CEO AND CHAIRMAN

August 10, 2011	/s/ Keith D. Lowey
Date	KEITH D. LOWEY
CHIEF FINANCIAL OFFICER